Form 10QSB
period 2006-06-30
Sputnik, Inc.
filed 2006-08-04
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

࿠     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-126158

SPUTNIK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 Townsend Street, Suit 320
San Francisco, CA 94103

 (Address of principal executive offices)

(415) 355-9500

 (Issuer’s telephone number)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

As of August 4, 2006, there were 13,513,919 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK, INC.
BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current Assets
Cash	$17,207	$26,782
Accounts receivable	1,053	1,821
Inventory	18,774	19,725
Prepaid expenses	3,214	5,078

Total Current Assets	40,248	53,406

Property and equipment, net of accumulated depreciation of $4,387 and $2,682, respectively	14,382	8,399

Deposit	2,700	2,700

TOTAL ASSETS	$57,330	$64,505

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$53,011	$38,840
Bank revolving line of credit	40,513	-
Other current liabilities	23,225	21,766
Total Current Liabilities	116,749	60,606

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 13,513,919 shares issued and outstanding as of June 30, 2006 and December 31, 2005	13,514	13,514
Paid-in capital	884,941	884,941
Retained deficit	(957,874)	(894,556)
Total Stockholders' Equity (Deficit)	(59,419)	3,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,330	$64,505

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$170,716	$138,536	$268,085	$252,641
Cost of goods sold	54,364	67,923	89,233	118,841
Gross profit	116,352	70,613	178,852	133,800

Expenses
Non cash compensation	-	14,000	-	64,000
General and administrative costs	98,153	84,534	173,218	161,218
Research and development	33,037	18,378	66,017	35,878
Depreciation and amortization	852	516	1,704	871
Total operating expense	132,042	117,428	240,939	261,967
Operating Loss	(15,690)	(46,815)	(62,087)	(128,167)

Interest expense	(903)	(1,151)	(1,277)	(1,982)
Interest income	35	-	47	-
Other income	-	61,000	-	61,000

NET INCOME (LOSS)	$(16,558)	$13,034	$(63,317)	$(69,149)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average shares outstanding	13,513,919	10,443,457	13,513,919	8,858,551

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(63,317)	$(69,149)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	1,705	871
Stock issued for services	-	15,050
Changes in working capital:
Accounts receivable	767	(1,002)
Stock payable	-	50,000
Inventory	951	8,945
Prepaid expenses	1,864	20
Accounts payable and accrued liabilities	15,630	6,910
Net cash provided by (used in) operating activities	(42,400)	11,645

Cash Flows from Investing Activities
Purchase of property and equipment	(7,688)	(3,682)

Cash Flows from Financing Activities
Line of credit	40,513	(70,819)
Deposit on stock payable	-	81,000
Net cash provided by financing activities	40,513	10,181

Net change in cash	(9,575)	18,144
Cash at beginning of period	26,782	8,571
Cash at end of period	$17,207	$26,715

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	-	-

SPUTNIK, INC.
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik, Inc. (“Sputnik”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2005 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2005 annual financial statements have been omitted.

Use of estimates

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BANK REVOLVING LINE OF CREDIT

Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 9% at June 30, 2006.

Item 2.        Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Updates to Risk Factors” below.

The following discussion of our financial condition and results of operations as of June 30, 2006 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik, Inc.

Overview

Our customers are service providers and businesses that want to offer their own, proprietary wireless internet access services to their customers. These networks are commonly referred to as Wi-Fi networks. However, our customers do not want to give the general public unrestricted access to these networks. Further, they want the ability to be able to generate revenues from the operation of their networks.

Sputnik provides software that gives service providers and businesses the ability to control and limit access to their Wi-Fi networks. It also provides them the ability to generate revenues from the operation of their networks.

Sputnik additionally provides Wi-Fi access point hardware and accessories, such as antennas and power supplies.

Results of Operations For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

We had revenue of $170,716 for the three months ended June 30, 2006, which was an increase of $32,180 from our revenue for the three months ended June 30, 2005, which was $138,536. Our revenue increased as a result of higher sales of subscriptions and software, which more than offset decreased hardware sales. In both quarters our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the June 30, 2005 quarter revenues broke down as follows: 72% hardware, 20% software, 6% software subscriptions, and 1% services. In the June 30, 2006 quarter, revenues broke down as follows: 48% hardware, 31% software, 19% software subscriptions, and 2% services. Profit margins on the resale of hardware ranges from 20% for antennas  to 40% for Wi-Fi access points.

Our cost of goods sold decreased $13,559, to $54,364, for the three months ended June 30, 2006, as compared to cost of goods sold of $67,923 for the three months ended June 30, 2005.  Our cost of goods sold decreased as a direct result of lower sales of our hardware products.

We had gross profit of $116,352 for the three months ended June 30, 2006, which was an increase of $45,739 when compared to our gross profit for the three months ended June 30, 2005, which was $70,613. Our increase in gross profit was attributable to higher sales of software and subscriptions. Our gross margin increased from 51% for the three months ended June 30, 2005 to 68% for the three months ended June 30, 2006 primarily  because the percentage of our revenue attributable to hardware sales decreased, while the percentage of our revenue attributable to  software subscriptions increased.

Our operating expenses increased $14,614, to $132,042 for the three months ended June 30, 2006, as compared to operating expenses of $117,428 for the three months ended June 30, 2005. Our operating expenses for the three months ended June 30, 2005 included 14,000 in non cash compensation, which was not a cost for us in the three months ended June 30, 2006. Our operating expenses for the three months ended June 30, 2006 included $98,153 in general and administrative expenses, a $13,619 increase over general and administrative expenses of $84,534 for the three months ended June 30, 2005; $33,037 in research and development expenses, a $14,659 increase over general and administrative expenses of $18,378 for the three months ended June 30, 2005; and depreciation and amortization expense of $852 compared to $516 for the three months ended June 30, 2005. We compensated consultants and employees with cash, and did not issue equity for compensation in the three months ended June 30, 2006, which resulted in increases in general and administrative expenses and research and development expenses in the three months ended June 30, 2006 versus the three months ended June 20, 2005. The increase in general and administrative expenses also included increased payroll expenses in connection with converting consultants to employees, and increases in our advertising and public relations expenses. Other income and losses included a decrease in interest expense of $248, to $903 for the three months ended June 30, 2006, as compared to interest expense of $1,151 for the three months ended June 30, 2005, and an increase in interest income to $35 for the three months ended June 30, 2006, as compared to no interest income for the three months ended June 30, 2005. In the three months ended June 30, 2005 we had other income of $61,000 due to a legal settlement; there was no such other income in the three months ended June 30, 2006.

We had a net loss of $16,558 for the three months ended June 30, 2006, which represented a decrease of $29,592 from our income for the three months ended June 30, 2005, which was $13,034.

Results of Operations For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

We had revenue of $268,085 for the six months ended June 30, 2006, which was an increase of $15,444 from our revenue for the six months ended June 30, 2005, which was $252,641. Our revenue increased as a result of higher sales of subscriptions and software, which more than offset decreased hardware sales. In both periods our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the six months ended June 30, 2005 revenues broke down as follows: 68% hardware, 25% software, 6% software subscriptions, and 1% services. In the six months ended June 30, 2006 revenues broke down as follows: 50% hardware, 28% software, 21% software subscriptions, and 1% services. Profit margins on the resale of hardware ranges from 20% for antennas  to 40% for Wi-Fi access points.

Our cost of goods sold decreased $29,608, to $89,233, for the six months ended June 30, 2006, as compared to cost of goods sold of $118,841 for the six months ended June 30, 2005.  Our cost of goods sold decreased as a direct result of lower sales of our hardware products.

We had gross profit of $178,852 for the six months ended June 30, 2006, which was an increase of $45,052 when compared to our gross profit for the six months ended June 30, 2005, which was $133,800. Our increase in gross profit was attributable to higher sales of software and subscriptions. Our gross margin increased from 53% for the six months ended March  31, 2005 to 67% for the six months ended June 30, 2006 primarily  because the percentage of our revenue attributable to hardware sales decreased, while the percentage of our revenue attributable to  software subscriptions increased.

Our operating expenses decreased $21,028, to $240,939 for the six months ended June 30, 2006, as compared to operating expenses of $261,967 for the six months ended June 30, 2005. Our operating expenses for the six months ended June 30, 2005 included 64,000 in non cash compensation, which was not a cost for us in the six months ended June 30, 2006. Our operating expenses for the six months ended June 30, 2006 included $173,218 in general and administrative expenses, a $12,000 increase over general and administrative expenses of $161,218 for the six months ended June 30, 2005; $66,017 in research and development expenses, a $30,139 increase over general and administrative expenses of $35,878 for the six months ended June 30, 2005; and depreciation and amortization expense of $1,704 compared to $871 for the six months ended June 30, 2005. We compensated consultants and employees with cash, and did not issue equity for compensation in the six months ended June 30, 2006, which resulted in increases in general and administrative expenses and research and development expenses in the six months ended June 30, 2006 versus the six months ended June 20, 2005. The increase in general and administrative expenses also included increased payroll expenses in connection with converting consultants to employees, and increases in our advertising and public relations expenses. Other income and losses included a decrease in interest expense of $705, to $1,277 for the six months ended June 30, 2006, as compared to interest expense of $1,982 for the six months ended June 30, 2005, and an increase in interest income to $47 for the six months ended June 30, 2006, as compared to no interest income for the six months ended June 30, 2005. In the six months ended June 30, 2005 we had other income of $61,000 due to a legal settlement; there was no such other income in the six months ended June 30, 2006.

We had a net loss of $63,319 for the six months ended June 30, 2006, which represented a decrease of $5,831 from our net loss for the six months ended June 30, 2005, which was $69,149.

Liquidity and Capital Resources

We had total assets of $57,330 as of June 30, 2006, which consisted of total current assets of $40,248, which included cash of $17,207, accounts receivable of $1,053, inventory of $18,774 and prepaid expenses of $3,214, property and equipment of $14,382, and deposit of $2,700.

We had total liabilities of $116,749 as of June 30, 2006, which consisted solely of current liabilities and included $53,011 of accounts payable, and $23,225 of other current liabilities.  Our bank revolving line of credit had a balance of 40,513 at June 30, 2006 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 9% as of June 30, 2006.

We had an accumulated deficit of $957,874, as of June 30, 2006.

We had net cash used in operating activities of ($42,400) for the six months ended June 30, 2006, which consisted of net loss of ($63,317), depreciation of $1,705, changes in accounts receivable of $767, inventory of $951, prepaid expenses of $1,864, and accounts payable and accrued liabilities of $15,630.

We had net cash used by investing activities of ($7,688) for the six months ended June 30, 2006, which consisted of purchase of property and equipment of ($7,688).

We had $40,513 in net cash provided by financing activities for the six months ended June 30, 2006, which consisted of an advance on the line of credit of $40,513.

Historically, our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 9% at June 30, 2006. The only major outstanding cash commitments as of June 30, 2006 were our contract with GoPublicToday.com, which requires us to pay them $10,000 when our Form SB-2 is declared  effective by the SEC, and the commitment to pay off our debt for  legal services to DLA Piper Rudnick Gray Cary, LLC, Sputnik’s  original law firm, which is $17,337.04, and is payable upon  conclusion of the offering described in our Prospectus dated June 15, 2006. As we expand, we may need to make sizeable cash commitments to hire additional personnel and secure inventory, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we become a public company, which will cause dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.  Additional financing may not be available to us on favorable terms, if at all.

Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern over the next twelve months. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern.  Our poor financial condition could inhibit our ability to continue in business or achieve our business plan.

Critical Accounting Estimates

Due to the nature of our business, the majority of Sputnik’s revenue is recognized either upon shipping of product or delivery of service. Less than 2% of our overall revenue is deferred, as it is associated with annual software subscriptions, recognized over the period of the subscription. Stock for compensation is computed at fair value. Since we carry minimal inventories we do not set aside an inventory allowance. We make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

•	Our projected sales and profitability,
•	Our growth strategies,
•	Anticipated trends in our industry,
•	Our future financing plans, and
•	Our anticipated needs for working capital.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below before engaging in transactions in the Company’s common stock. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of the Company’s common stock could decline due to any of these risks, and an investor may lose all or part of his investment.

Some of these factors have affected the Company’s financial condition and operating results in the past or are currently affecting the Company. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Company described below and in the Annual Report on Form 10-KSB.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern.

We have generated a net loss for each of the past two fiscal years and had a working capital deficit of $772,331 and an accumulated deficit of $880,148 as of December 31, 2004, a working capital deficit of $7,201 and an accumulated deficit of $894,556 as of December 31, 2005, and a working capital deficit of $76,501 and an accumulated deficit of $957,874 as of June 30, 2006.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attain profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.  The offering described in our Prospectus dated June 15, 2006 may not raise the required funding.

Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern over the next twelve months. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern.  Our poor financial condition could inhibit our ability to continue in business or achieve our business plan.

Because the Wi-Fi business is new and there are many competitors offering free services, we may not be successful and the value of our securities could become worthless.

Our market, business software for Wi-Fi networks, is new and dynamic.  Downward price pressure of managed Wi-Fi access software and services due to the proliferation of free, open unmanaged Wi-Fi networks, competition from Wi-Fi technology providers, and competition from cellular broadband alternatives could reduce our market potential.  Additionally, some new product may be developed in the future, which will supplant Wi-Fi networks and render them obsolete.  If the price of, or demand for, managed Wi-Fi access software and services is depressed downward, or Wi-Fi networks become obsolete, we could lose clients, resulting in our not having sufficient demand for our software and forcing us to discontinue its business plan. If this were to happen, the value of our securities could become worthless.

Because our software system business depends upon our intellectual property rights, which we have not taken any formal legal action to protect against third parties, our revenues may be reduced.

We have currently not taken any formal legal steps to protect important intellectual property related to our software. We anticipate we will take these further steps upon securing additional funding. If we do not take these steps, our competitors could copy our technology, which, in turn could result in our revenues being reduced.

Our management decisions are made by David LaDuke, our president and CEO; if we lose his services, our revenues could be reduced.

The success of our business is dependent upon the expertise of David LaDuke, our President and Chief Executive Officer.  Because David LaDuke, our president and CEO is essential to our operations, you must rely on his management decisions.  David LaDuke, our president and CEO will continue to control our business affairs after the filing. We have not obtained any key man life insurance relating to him. If we lose his services, we may not be able to hire and retain another president and CEO with comparable experience. As a result, the loss of his services could reduce our revenues.  We have not entered into an employment agreement with Mr. LaDuke.

Because Mr. David LaDuke, our president and CEO, controls our activities, he may block or deter actions that you might otherwise desire that we take and may cause us to act in a manner that is most beneficial to him and not to outside shareholders.

Mr. David LaDuke, our president and CEO controls approximately 60% of our common stock. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably and may cause us to act in a manner that is most beneficial to him and not to outside shareholders.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of June 30, 2006, there were 3,263,919 of our common stock held by non-affiliates and 10,250,000 shares of our common stock held by our officers and directors that Rule 144 of the Securities Act of 1933 defines as restricted securities.  This is in addition to the up to 1,250,000 shares we are offering in the offering described in our Prospectus dated June 15, 2006.  Of the shares currently owned by non-affiliates, 344,358 may currently be resold without restriction as they have been held two or more years. Ninety days after the effective date of our registration statement, there will be 3,638,889 shares held by our officers and directors that will be eligible for resale under the price and volume limitations of Rule 144(e).

The availability for sale of substantial amounts of common stock under Rule 144 or otherwise could reduce prevailing prices for our securities.

Because the offering described in our Prospectus dated June 15, 2006 is a best efforts, self-underwritten no minimum offering, we may have less funds available that the $812,500 maximum offering amount, which may limit our ability to implement our business plan.

No commitment exists by any broker-dealers and/or agents to purchase all or any part of the shares being offered pursuant to our Prospectus dated June 15, 2006. We are selling the shares on a "best efforts, no minimum" basis. The funds available to us from the proceeds of the offering will be reduced to the extent that less than all the shares offered thereby are sold. There are no minimum purchase requirements and no arrangements to place the funds in an escrow, trust or similar account. All cleared funds will be available to us following deposit into our bank account.  Sale of less than the maximum number of shares may curtail implementation of our business plan.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, all members of which are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Because there is not now and may never be a public market for our common stock, shareholders may have difficulty in reselling their shares.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits shareholders’ ability to resell their shares.

Item 3.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended June 30, 2006.

(b)	Use of Proceeds.

On June 15, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-126158) relating to the offer and sale of 1,250,000 shares of the Company’s common stock, at a price of $0.65 per share. The aggregate price of the offering amount registered is $812,500, and as of June 30, 2006 no shares have been sold. The offering will terminate 120 days from the date of the prospectus and may be extended, at the Company’s discretion, for an additional 120 days. The offering has not terminated as of the filing of this report.

The offering is being conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares. Since June 15, 2006 through the end of the period covered by this Report on Form 10-QSB, the Company’s offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) were $0.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2006.

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUTNIK, INC.

Date: August 4, 2006	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general