Form 10QSB
period 2006-09-30
Sputnik, Inc.
filed 2006-11-08
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of November 8, 2006, there were 13,798,612 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPUTNIK, INC.
BALANCE SHEETS
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$13,399	$26,782
Accounts receivable	2,472	1,821
Inventory	22,413	19,725
Prepaid expenses and other assets	3,067	5,078

Total Current Assets	41,351	53,406

Property and equipment, net of accumulated depreciation of $7,374 and $2,682, respectively	15,434	8,399
Deposit	2,700	2,700

TOTAL ASSETS	$59,485	$64,505

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$36,836	$38,840
Accrued liabilities	86,525	21,766
Total Current Liabilities	123,361	60,606

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 13,580,919 and
13,513,919 shares issued and outstanding in 2006 and 2005, respectively	13,581	13,514
Paid-in capital	928,424	884,941
Retained deficit	(1,005,881)	(894,556)
Total Stockholders' Equity (Deficit)	(63,876)	3,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,485	$64,505

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$125,607	$137,487	$393,694	$390,128
Cost of goods sold	40,354	70,780	129,588	189,621
Gross profit	85,253	66,707	264,106	200,507

Expenses
Non cash compensation	-	14,000	-	15,050
General and administrative costs	107,562	35,338	307,260	190,507
Research and development	21,358	21,310	60,895	57,188
Depreciation and amortization	2,987	668	4,692	1,539
Total operating expense	(131,907)	(71,316)	(372,847)	(264,284)
Operating Loss	(46,654)	(4,609)	(108,741)	(63,777)

Interest income/expense	(1,353)	(19)	(2,584)	(2,001)
Other income	-	-	-	61,000

NET LOSS	$(48,007)	$(4,628)	$(111,325)	$(4,778)

Basic and diluted loss per share	($ 0.00)	($ 0.00)	($ 0.01)	($ 0.00)
Weighted average shares outstanding	13,556,158	13,448,919	13,528,153	13,448,919

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(111,325)	$(4,778)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	4,692	1,539
Stock issued for services	-	15,050
Changes in working capital:
Accounts receivable	(651)	5,035
Inventory	(2,688)	3,541
Prepaid expenses & other current assets	2,011	20
Accounts payable and accrued liabilities	(5,943)	(18,617)
Net cash used in operating activities	(113,904)	1,790

Cash Flows from Investing Activities
Purchase of property and equipment	(11,727)	(7,011)

Cash Flows from Financing Activities
Line of credit	68,698	(70,818)
Proceeds from sale of stock	43,550	81,000
Net cash provided by financing activities	112,248	10,182

Net change in cash	(13,383)	4,691
Cash at beginning of period	26,782	8,571
Cash at end of period	$13,399	$13,532

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Supplemental Non-cash Investing and Financing Information
Stock issued for debt	$-	$763,441
Shares returned for settlement	$-	$1,100

SPUTNIK, INC.
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik, Inc. have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2005 annual financial statements and notes thereto filed with the SEC on form SB-2/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2005 annual financial statements have been omitted.

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

NOTE 2 - BANK REVOLVING LINE OF CREDIT

Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 11%. At September 30, 2006, $68,698 was owed.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

The following discussion of our financial condition and results of operations as of September 30, 2006 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik, Inc.

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

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

We had revenue of $125,607 for the three months ended September 30, 2006, which was a decrease of $11,880 from our revenue for the three months ended September 30, 2005, which was $137,487. Our revenue decreased as a result of lower sales of hardware, combined with higher sales of software subscriptions which are recognized monthly over the period of the subscriptions. In both quarters our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the September 30, 2005 quarter, revenues broke down as follows: 74% hardware, 15% software, 10% software subscriptions, and 1% services. In the September 30, 2006 quarter, revenues broke down as follows: 41% hardware, 27% software, 29% software subscriptions, and 3% services. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold decreased $30,426, to $40,354, for the three months ended September 30, 2006, as compared to cost of goods sold of $70,780 for the three months ended September 30, 2005.  Our cost of goods sold decreased as a direct result of lower sales of our hardware products.

We had gross profit of $85,253 for the three months ended September 30, 2006, which was an increase of $ $18,546 when compared to our gross profit for the three months ended September 30, 2005, which was $ 66,707. Our increase in gross profit was attributable to higher sales of software and subscriptions, higher margin products. Our gross margin increased from 49% for the three months ended September 30, 2005 to 68% for the three months ended September 30, 2006 primarily because the percentage of our revenue attributable to hardware sales decreased, while the percentage of our revenue attributable to software subscriptions increased.

Our operating expenses increased $60,591, to $131,907 for the three months ended September 30, 2006, as compared to operating expenses of $71,316 for the three months ended September 30, 2005. Our operating expenses for the three months ended September 30, 2005 included $14,000 in non cash compensation, which was not a cost for us in the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2006 included $107,562 in general and administrative expenses, a $72,224 increase over general and administrative expenses of $35,338 for the three months ended September 30, 2005; $21,358 in research and development expenses, a $48 increase over research and development expenses of $21,310 for the three months ended September 30, 2005; and depreciation and amortization expense of $2,987 compared to $668 for the three months ended September 30, 2005. We compensated consultants and employees with cash, and did not issue equity for compensation in the three months ended September 30, 2006, which resulted in increases in general and administrative expenses and research and development expenses in the three months ended September 30, 2006 versus the three months ended September 30, 2005. The increase in general and administrative expenses also included increased payroll expenses in connection with converting consultants to employees, and increases in our advertising and public relations expenses. Other income and losses included an increase in net interest expense of $1,334, to $1,353 for the three months ended September 30, 2006, as compared to net interest expense of $19 for the three months ended September 30, 2005.

We had a net loss of $48,007 for the three months ended September 30, 2006, which represented an increase of $43,379 from our net loss for the three months ended September 30, 2005, which was $4,628.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

We had revenue of $393,694 for the nine months ended September 30, 2006, which was an increase of $3,566 from our revenue for the nine months ended September 30, 2005, which was $390,128. Our revenue increased as a result of higher sales of subscriptions and software, which more than offset decreased hardware sales. In both periods our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the nine months ended September 30, 2005 revenues broke down as follows: 70% hardware, 21% software, 7% software subscriptions, and 1% services. In the nine months ended September 30, 2006 revenues broke down as follows: 47% hardware, 28% software, 23% software subscriptions, and 1% services. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold decreased $60,033, to $129,588, for the nine months ended September 30, 2006, as compared to cost of goods sold of $189,621 for the nine months ended September 30, 2005.  Our cost of goods sold decreased as a direct result of lower sales of our hardware products.

We had gross profit of $264,106 for the nine months ended September 30, 2006, which was an increase of $60,033 when compared to our gross profit for the nine months ended September 30, 2005, which was $200,507. Our increase in gross profit was attributable to higher sales of software and subscriptions. Our gross margin increased from 51% for the nine months ended March 31, 2005 to 67% for the nine months ended September 30, 2006 primarily because the percentage of our revenue attributable to hardware sales decreased, while the percentage of our revenue attributable to software subscriptions increased.

Our operating expenses increased $108,563, to $372,847 for the nine months ended September 30, 2006, as compared to operating expenses of $264,284 for the nine months ended September 30, 2005. Our operating expenses for the nine months ended September 30, 2005 included $15,050 in non cash compensation, which was not a cost for us in the nine months ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2006 included $307,260 in general and administrative expenses, a $116,753 increase over general and administrative expenses of $190,507 for the nine months ended September 30, 2005; $60,895 in research and development expenses, a $3,707 increase over research and development expenses of $57,188 for the nine months ended September 30, 2005; and depreciation and amortization expense of $4,692 compared to $1,539 for the nine months ended September 30, 2005. We compensated consultants and employees with cash, and did not issue equity for compensation in the nine months ended September 30, 2006, which resulted in increases in general and administrative expenses and research and development expenses in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. The increase in general and administrative expenses also included increased payroll expenses in connection with converting consultants to employees, and increases in our advertising and public relations expenses. Other income and losses included an increase in net interest expense of $583, to $2,584 for the nine months ended September 30, 2006, as compared to interest expense of $2,001 for the nine months ended September 30, 2005. In the nine months ended September 30, 2005 we had other income of $61,000 due to a legal settlement; there was no such other income in the nine months ended September 30, 2006.

We had a net loss of $111,325 for the nine months ended September 30, 2006, which represented increase of $106,547 from our net loss for the nine months ended September 30, 2005, which was $4,778.

Liquidity and Capital Resources

We had total assets of $59,485 as of September 30, 2006, which consisted of total current assets of $41,351, which included cash of $13,399, accounts receivable of $2,472, inventory of $22,413 and prepaid expenses of $3,067. Other assets included property and equipment of $15,434, and deposit of $2,700.

We had total liabilities of $123,361 as of September 30, 2006, which consisted solely of current liabilities and included $36,836 of accounts payable, and $86,525 of accrued liabilities.  Our bank revolving line of credit had a balance of $68,698 at September 30, 2006 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 11% as of September 30, 2006.

We had a retained deficit of $1,005,881 as of September 30, 2006.

We had net cash used in operating activities of ($113,904) for the nine months ended September 30, 2006, which consisted of net loss of ($111,325), depreciation of $4,692, changes in accounts receivable of ($651), inventory of ($2,688), prepaid expenses and other current assets of $2,011, and accounts payable and accrued liabilities of ($5,943).

We had net cash used by investing activities of ($11,727) for the nine months ended September 30, 2006, which consisted solely of purchase of property and equipment of ($11,727).

We had $112,248 in net cash provided by financing activities for the nine months ended September 30, 2006, which consisted of an advance on the line of credit of $68,698 and proceeds from sale of stock of $43,550.

On January 5, 2005, we sold 810,000 shares of our Common Stock in a private offering to Twelve (12) individuals in consideration for an aggregate amount of $81,000. The price per share was $.10 in this private offering. These shares were issued in May 2005.

On April 8, 2005, we issued 150,500 shares of our Common Stock to Seven (7) individuals in consideration for consulting services provided to us in connection with software development, higher education market advisory, sales, legal advice, software development and operations.  We valued these shares at $.10 per share, $15,050 in total, by assigning a minimal value based on our limited operating history.

In May 2005, we issued 6,894,061 shares that had been committed in prior years. These shares were valued at $682,441.

As of September 30, 2006, we sold 67,000 shares of our Common Stock in consideration for an aggregate amount of $43,550. The shares were sold pursuant to our prospectus dated June 15, 2006. The price per share was $.65.

Historically, our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 11% at September 30, 2006. The only major outstanding cash commitments as of September 30, 2006 was our debt for  legal services to DLA Piper Rudnick Gray Cary, LLC, Sputnik’s  original law firm, which is $17,337.04, and is payable upon  conclusion of the offering described in our Prospectus dated June 15, 2006. As we expand, we may need to make sizeable cash commitments to hire additional personnel and secure inventory, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we become a public company, which will cause dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand.

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

Some of these factors have affected the Company’s financial condition and operating results in the past or are currently affecting the Company. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by the Company described below.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern.

We have generated a net loss for each of the past two fiscal years and had a working capital deficit of $772,331 and an accumulated deficit of $880,148 as of December 31, 2004, a working capital deficit of $7,201 and an accumulated deficit of $894,556 as of December 31, 2005, and a working capital deficit of $82,010 and an accumulated deficit of $1,005,881 as of September 30, 2006.

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

As of September 30, 2006, there were 3,330,919 of our common stock held by non-affiliates and 10,250,000 shares of our common stock held by our officers and directors that Rule 144 of the Securities Act of 1933 defines as restricted securities. Of the shares currently owned by non-affiliates, 919,358 may currently be resold without restriction as they have been held two or more years. An additional 67,000 shares may currently be resold without restriction as they were shares sold pursuant to the offering described in our Prospectus dated June 15, 2006. 3,638,889 shares held by our officers and directors are eligible for resale under the price and volume limitations of Rule 144(e).

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

Item 1.    Legal Proceedings.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2006.

(b)    Use of Proceeds.

On June 15, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-126158) relating to the offer and sale of 1,250,000 shares of the Company’s common stock, at a price of $0.65 per share. The aggregate price of the offering amount registered is $812,500. As of September 30, 2006, 67,000 shares have been sold with $43,550 in aggregate proceeds, of which $10,000 was used to pay offering costs and $33,550 was used to pay down the Company’s outstanding line of credit. Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 11%. At September 30, 2006, $68,698 was outstanding under the line of credit. To the extent amounts are outstanding, the Company may use additional proceeds from the offering to pay amounts under the line of credit. The offering has been extended for an additional 120 days, thus terminating on February 10, 2007. The offering has not terminated as of the filing of this report.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2006.

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

SPUTNIK, INC.

Date: November 8, 2006	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general