Form 10KSB
period 2006-12-31
Sputnik, Inc.
filed 2007-04-17
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 333-126158

SPUTNIK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

650 5th Street, Suite 303, San Francisco, CA	94107
(Address of principal executive offices)	(Zip Code)

(415) 355-9500
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
☐

Securities registered pursuant to Section 12(g) of the Exchange Act:
           Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $489,394

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at March 15, 2007, computed by reference to the $.65 per-share price set in the Company’s most recent prospectus terminating February 10, 2007, was $2,934,047. [No established trading market for the Company’s common stock has developed and management believes that the price of the shares may not accurately reflect the value of the Company.]

The number of shares outstanding of the issuer’s common equity as of March 31, 2007 was 14,763,919.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:       ☐ Yes  ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ADDITIONAL INFORMATION

 We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization

Sputnik, Inc. was incorporated in Delaware on September 27, 2001.  On February 10, 2005, we filed Articles of Conversion and new articles of incorporation in Nevada and became a Nevada corporation due to lower annual corporate filing fees.

There have been no reclassifications, mergers, consolidations or purchases or sales of significant amounts of assets not in the ordinary course of our business in the past three years. All of our business developments in the past three years are described below.

Our mailing address is 650 5th Street, Suite 303, San Francisco, CA 94107, our telephone number is (415) 355-9500, and our fax number is (415) 354-3342.  Our website is www.sputnik.com, and contains information which is not a part of this filing.

History

Since our inception, we have engaged in the following activities:

•	Development of our business plan and fundraising

•	Development of our software

•	Sourcing of hardware

•	Establishing our website, key marketing functions and the company’s on-line store

•	Establishing our customer support services

•	Selling our product

Under our agreements with software developers, we have the rights to the software we have had developed for our business. We are now initiating formal legal steps to secure patent rights related to our proprietary software. If we are not successful in securing patent rights for our innovations, our competitors could copy our technology, which, in turn could result in our revenues being reduced.

Our customers are service providers and businesses that want to offer their own, proprietary wireless internet access services to their customers. These networks are commonly referred to as Wi-Fi networks. However, our customers do not want to give the general public unrestricted access to these networks. Further, they want the ability to generate revenues from the operation of their networks.

Sputnik provides software that gives service providers and businesses the ability to control and limit access to their Wi-Fi networks. It also provides them the ability to generate revenues from the operation of their networks as follows:

•	Our software can be configured by these service providers and businesses to require users to pay a fee for wireless internet access.

•	It can alternatively be configured to require users to view service provider or business marketing information or advertising before the users can obtain free access to the networks.

Our software further enables service providers to monitor the status of their networks from anywhere over the internet, to remotely control wireless access points on their network, and to remotely upgrade software running on these access points.

Sputnik software has been developed by independent contractors hired by us on a project basis, and by Sputnik employees. Based upon our agreements with the contractors and employees, intellectual property rights to the software are owned exclusively by Sputnik.

The principal terms of the contractor agreements are as follows:

•	The contractor is given one or more specific project assignments.

•	The contractor is paid a specified fee upon completion of a specific project assignment.

•	The relationship between the parties is that of an independent contractor, and contractor will not be entitled to any of the benefits which we may make available to our employees.

•	All intellectual property rights associated with the project work are irrevocably assigned to us.

•	All information obtained from us in working on the project is confidential.

•	During the project, the contractor will not accept work, enter into a contract, or accept an obligation, inconsistent or incompatible with Contractor’s obligations.

•	Each party has certain termination rights, but the agreements survive any termination.

Sputnik additionally provides Wi-Fi access point hardware and accessories, such as antennas and power supplies. We purchase standard Wi-Fi hardware components from original equipment manufacturers, on an as-needed basis. We then configure these components to work with our software. There are many suppliers of the standard Wi-Fi hardware that we use. Our current suppliers include Buffalo Technology; Linksys, a division of Cisco Systems, Inc.; ValuePoint Networks; and Zcomax Technologies.

Wi-Fi access points and related equipment that we resell operate in unlicensed radio frequencies.  The wireless access points that we resell are subject to Part 15 of Title 47 of the Code of Federal Communications Commission regulations that apply to the use of low- power, unlicensed wireless devices. We require that the equipment we purchase from original equipment manufacturers for resale fully complies with these regulations. If at some point in the future Sputnik builds proprietary Wi-Fi access point  hardware, we will take  all necessary steps to  comply with these  regulations. Sputnik software technology works with networks operating in both licensed and unlicensed radio frequencies. We are not subject to any other federal, state or local regulations, and we do not anticipate that any probable changes to these regulations will materially affect us.

Based on recent trends, we believe that there will be increased demand for public-access Wi-Fi services, enabling people to wirelessly access the Internet from public venues. JiWire, an online hotspot directory (www.jiwire.com), currently lists 142,355 Wi-Fi “hotspots” in 133 countries. Correspondingly, Wi-Fi hardware sales should continue to experience growth. According to Infonetics Research, Inc. (“Infonetics”), an international market research and consulting firm covering the data networking and telecommunications industries in North America, Europe, and Asia (www.infonetics.com), over 84 million Wi-Fi hardware units are forecast to ship in 2007,  and Wi-Fi hardware revenue is forecast to top $3.7 billion in 2007.

Marketing

Currently, Sputnik software and hardware is sold through our  online  store at www.sputnik.com. Sputnik customers include  Internet service  providers, wireless Internet service providers,  network system  integrators, and hotspot providers. These  customers purchase and install, at their  expense, Sputnik Wi-Fi technology in  businesses and public venues  such as hotels, airports, resorts,  RV parks, commercial and  residential real estate, cafes, and  marinas. We reach these customers through public relations and  paid online advertising on Google. We do not install our products ourselves. We do not sell directly to the venues described above.

In the year ending December 31, 2006, we had no customers who accounted for more than 10% of our revenues. In the year ending December 31, 2005, Didji-WiFi of New South Wales, Australia purchased a total of $88,789 worth of products and services from Sputnik, and we recognized $81,914 in revenues. That amount corresponded to 14.7% of our annual revenues for the year ending December 31, 2005.

We license our software on a per wireless access point basis. Software license fees start at $299 per access point and decline based on volume. For example, the per wireless access point license fee if purchasing 10 licenses at once is $169.90. In addition we license add-on software modules that enhance the capabilities of our core software on a per-server basis. These add-on software modules cost between $299 and $499. There are no volume discounts for add-on software modules.

We also provide ongoing services in the form of monthly and annual software subscriptions on a per wireless access point basis. Software subscription fees per access point range from $19.95 to $49.95 monthly, or $199 to $499 annually, depending upon level of service. Volume discount schedules for software subscriptions for up to 10 wireless access points are available.

Our hardware ranges from $89 to $539 per access point depending upon the features the customer selects, $2,699 for a server pre-loaded with Sputnik software, $99 to $169 for antennas depending upon the features the customer selects, and $69 for power accessories. We do not offer volume discounts on hardware.

In addition, we offer the following on-going services: online and phone-based technical support services, and both online and in-person training at our facilities. Sputnik offers three levels of technical support:

•	Free support. Free installation support is provided for 90 days from date of purchase, and is available by email only.

•	Priority support. Each support incident costs $99 for up to 30 initial minutes of troubleshooting, and $50 for each additional 15 minutes of support or any portion thereof.

•	Urgent support. Each support incident costs $199 for up to 60 initial minutes of troubleshooting, and $50 for each additional 15 minutes of support or any portion thereof.

Competition

Our market, business software for Wi-Fi networks, is new and dynamic.  Downward price pressure of managed Wi-Fi access software and services due to the increase of free, open and unmanaged Wi-Fi networks, competition from Wi-Fi technology providers, and competition from cellular broadband alternatives could reduce our market potential.  Additionally, new products may be developed in the future that will supplant Wi-Fi networks and render them obsolete.  If the price of, or demand for, managed Wi-Fi access software and services is depressed downward, or Wi-Fi networks become obsolete, we could lose client market, resulting in insufficient demand for our software.

Many of our current and potential competitors, including Cisco Systems, Inc. (NASDAQ: CSCO), Linksys (a division of Cisco Systems), Netgear Inc. (NASDAQ: NTGR), D-Link Corporation, (Taiwan: 2332.tw), and a number of start-up companies currently operate in the Wi-Fi market. They have significantly greater name recognition, better access to capital, more established distribution networks and relationships with customers.

Sputnik is a much smaller company than our larger competitors. Our ability to compete successfully will depend on a number of factors both within and outside our control, including:

•	product innovation;

•	product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing and service professionals;

•	rapid development of new products and features;

•	price; and

•	product and policy decisions announced by competitors.

We intend to compete by focusing on developing and marketing affordable, easy-to-use software and services that enable our customers to:

•	charge for Wi-Fi access; and

•	offer free Wi-Fi services supported by branding or advertising.

Our software currently allows our customers to provide these services.

Patents, Trademarks, Copyrights and Licenses

“Sputnik” is our registered trademark in International Class 009, specifically for computer hardware and software for use in providing Internet access.

Research and Development

During each of our fiscal years ending December 31, 2006 and 2005 we have expensed $163,204 and $94,900, respectively, for research and development.

Employees

As of December 31, 2006 we had seven full-time employees. All other persons who provide services to us, for example legal, accounting, public relations, and software development, are independent contractors.

ITEM 2. DESCRIPTION OF PROPERTIES

We currently rent office space from Townsend Associates, LLC, a California Limited Liability Company , at 650 5th Street, Suite 303, San Francisco, CA 94107.  The rental cost is $2,933 per month.  We signed a three-year lease effective January 1, 2007 for the office space.   Our monthly rent will increase to $3,227 on January 1, 2008 and to $3,520 on January 1, 2009.

We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required.

ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not conduct any meetings of stockholders during 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Our stock is not currently qualified for quotation on the over-the-counter bulletin board.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of March 15, 2007, we had 96 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

As a result of this offering, we will become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission.   We will voluntarily send an annual report to shareholders containing audited financial statements.

Where You Can Find Additional Information

We have filed with the Securities and Exchange Commission a registration statement on Form SB-2 statement.   The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The registration statement and other information filed with the SEC are also available at the web site maintained by the SEC at http://www.sec.gov.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

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

Sputnik additionally provides Wi-Fi access point hardware that is pre-configured to work with Sputnik software, and accessories such as antennas and power supplies.

Summary of Significant Accounting Policies

Nature of business. Sputnik, Inc. was incorporated in Delaware on September 27, 2001. Sputnik provides software for public Wi-Fi services.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Sputnik considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts. Bad debt expense, which includes expenses for money back guarantees, is recognized based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of December 31, 2006. The Company’s policy is to establish an allowance if and when returns exceed 5% of total revenue.

Inventories. Inventory that consists of finished goods to be sold to customers that use them to build Sputnik wireless networks is stated at the lower of average cost or market.

Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated five-year useful lives of the assets.

Impairment of Long-Lived Assets. Sputnik reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Sputnik assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Stock Compensation. Sputnik has issued stock as compensation to employees and outside consultants for services rendered. These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered. No shares were issued for compensation in 2006.

On January 1, 2006, Sputnik adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Sputnik adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Sputnik has not granted options during the year ended December 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

Income taxes. Sputnik recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Sputnik provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under Sputnik’s stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive.

Recently issued accounting pronouncements. Sputnik does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Revenue Recognition

Due to the nature of our business, the majority of Sputnik’s revenue is recognized either upon shipping of product or delivery of service. Less than 2% of our overall revenue is deferred, as it is associated with annual software subscriptions, recognized over the period of the subscription.

Results of Operations

Comparison of the Year ended December 31, 2006 to the Year ended December 31, 2005

Revenue for 2006 was $489,394, which was a decrease of $68,121 from our revenue for 2005, which was $557,515. Our revenue decreased as a result of lower sales of hardware and software, combined with higher sales of software subscriptions which are recognized monthly over the period of the subscription. In both years our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In 2006, revenues broke down as follows: 45% hardware, 22% software, 32% software subscriptions, and 1% services. In 2005, revenues broke down as follows: 70% hardware, 20% software, 8% software subscriptions, and 2% services. This shift in our revenue mix occurred as we put more emphasis on selling our software running on third-party Wi-Fi hardware. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold decreased $107,990, to $169,574, for 2006, as compared to cost of goods sold of $277,564 for 2005.  Our cost of goods sold decreased as a direct result of lower sales of our hardware products.

We had gross profit of $319,820 for 2006, which was an increase of $39,869 when compared to our gross profit for 2005, which was $279,951. As a result of our focus on selling our software running on third-party Wi-Fi hardware our gross margin increased from 50% for 2005 to 65% for 2006.

Our operating expenses increased $168,699, to $522,929 for 2006, as compared to operating expenses of $354,230 for 2005. Non-cash compensation decreased by $21,550 from $21,550 in 2005 to $0 in 2006. The decrease in non-cash compensation was due to the fact that we did not issue stock to consultants in 2006. Our operating expenses for 2006 included $353,021 in general and administrative costs, a $96,106 increase over general and administrative expense of $256,915 for 2005; research and development expense of $163,204, an increase of $68,304 over research and development expense of $94,900 for 2005; and depreciation and amortization expense of $6,704 which was an increase of $4,289 over depreciation and amortization expense of $2,415 for 2005. Our R&D expenditures are directed at adding new features and capabilities to our software products. The increase in operating expenses was primarily due to increased expenses related to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, hosting fees in connection with the growth of our software subscription service, and increases in our advertising and public relations expenses. Other income and losses included an increase in interest expense of $1,494, to $2,758 for 2006, as compared to interest expense of $1,264 for 2005; interest income of $187 for 2006, which was an increase of $51 over interest income in 2005, which was $136. In 2005 we had income of $61,000 from a legal settlement; this was not a source of income for us in 2006.

We had a net loss of $205,680 for 2006, which represented an increase of $191,273 from our net loss for 2005, which was $14,407.

Liquidity and Capital Resources

We had total assets of $53,685 as of December 31, 2006, which consisted of total current assets of $30,480, which included cash of $7,927, accounts receivable of $4,599, inventory of $10,053 prepaid expenses of $7,901, property and equipment of $14,638, and deposit of $8,567.

We had total liabilities of $65,410 as of December 31, 2006, which consisted solely of current liabilities and included $45,940 of accounts payable, and $19,470 of other current liabilities.  Our bank revolving line of credit had a balance of $0 at December 31, 2006 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 11% as of December 31, 2006.

We had an accumulated deficit of $1,100,236, as of December 31, 2006.

We had net cash used in operating activities of ($195,969) for the year ended December 31, 2006, which consisted of net loss of ($205,680), depreciation of $6,704, changes in accounts receivable of ($2,779), inventory of $9,672, prepaid expenses of ($2,823), deposit of ($5,867), and accounts payable and accrued liabilities of $4,805.

We had net cash used by investing activities of ($12,942) for the year ended December 31, 2006, which consisted of purchase of property and equipment of ($12,942).

We had $190,055 in net cash provided by financing activities for the year ended December 31, 2006, which consisted of common stock issued for cash.

From August 1, 2006 to December 31, 2006, we sold 292,393 shares of our Common Stock in a  best efforts, no minimum, direct public offering, without any involvement of underwriters or broker-dealers, to 14 investors in consideration for an  aggregate amount of $190,056. The price per share was $.65 in this offering. On October 10, 2006 we filed a prospectus supplement to extend the offering until February 10, 2007. As of March 15, 2007 these shares were not yet issued.

From January 1, 2007 to February 10, 2007, we sold 957,607 shares of our Common Stock in the same offering, without any involvement of underwriters or broker-dealers, to 25 investors in consideration for an  aggregate amount of $622,445. The offering closed on February 10, 2007. The price per share was $.65 in this offering. As of March 31, 2007, all shares have been issued.

Historically our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 11% at December 31, 2006. Other than our commitment to pay off our debt for  legal services to DLA Piper Rudnick Gray Cary, LLC, Sputnik’s  original law firm, which is $17,337, and is now payable, there are no major outstanding cash commitments. As we expand, we may need to make sizeable cash commitments to secure inventory, and the impact of this potential trend on our business is uncertain. Our mix of capital resources has shifted from short-term debt to equity-based financing as we became a public company, which caused dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand. We also anticipate that continued growth of our company will require a substantial increase in capital needs. We believe that we can better serve these future capital requirements by issuing equity.

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

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Financial Statements beginning at page F-1 of this Form 10-KSB.

INDEX TO FINANCIAL STATEMENTS

SPUTNIK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Sputnik, Inc.
   San Francisco, California

We have audited the accompanying balance sheet of Sputnik, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficit and of cash flows for each of the two years then ended. These financial statements are the responsibility of the management of Sputnik, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the financial statements, Sputnik suffered recurring losses from operations and has a working capital deficiency at December 31, 2006. These factors and others raise substantial doubt about Sputnik’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Sputnik cannot continue in existence.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 12, 2007

SPUTNIK, INC.
BALANCE SHEET
December 31, 2006

ASSETS
Current Assets
Cash	$7,927
Accounts receivable	4,599
Inventory	10,053
Prepaid expenses	7,901
Total Current Assets	30,480

Property and equipment, net of accumulated depreciation of $9,386	14,638
Deposit	8,567

TOTAL ASSETS	$53,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$45,940
Accrued liabilities	19,470
Total Current Liabilities	65,410

Stockholders’ Deficit
Common stock, $.001 par value, 50,000,000 shares authorized,
13,806,312 shares issued and outstanding	13,806
Additional paid-in capital	1,074,705
Retained deficit	(1,100,236)
Total Stockholders’ Deficit	(11,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,685

See summary of accounting policies and notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenue	$ 489,394	$ 557,515
Cost of goods sold	169,574	277,564

Gross profit	319,820	279,951

Expenses
General and administrative costs	353,021	256,915
Research and development	163,204	94,900
Depreciation and amortization	6,704	2,415
Total operating expense	522,929	354,230

Operating Loss	(203,109)	(74,279)

Gain on legal settlement	-	61,000
Interest income	187	136
Interest expense	(2,758)	(1,264)
NET LOSS	$(205,680)	$(14,407)

Basic and diluted loss per share	$(0.02)	$(0.00)
Weighted average shares outstanding	13,552,020	13,513,919

See summary of accounting policies and notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2005

	Common		Additional Paid	Retained
	Shares	Stock	in Capital	Deficit	Totals

Balances, December 31, 2004	6,694,358	$6,694	$106,770	$(880,149)	$(766,685)

Share issuances:
For stock payable	6,894,061	6,894	675,547	-	682,441
For cash	810,000	810	80,190	-	81,000
For services	215,500	216	21,334	-	21,550

Shares returned	(1,100,000)	(1,100)	1,100	-	-

Net loss	-	-	-	(14,407)	(14,407)
Balances, December 31, 2005	13,513,919	$13,514	$884,941	$(894,556)	$3,899

Share issuances:
For cash	292,393	292	189,764	-	190,056

Net loss	-	-	-	(205,680)	(205,680)
Balances, December 31, 2006	13,806,312	$13,806	$1,074,705	$(1,100,236)	$(11,725)

See summary of accounting policies and notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2006	2005

Cash Flows from Operating Activities
Net loss	$(205,680)	$(14,407)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	6,704	2,415
Stock based compensation	-	21,550
Changes in working capital:
Accounts receivable	(2,779)	3,786
Inventory	9,672	15,567
Prepaid expenses and other current assets	(2,823)	(3,708)
Deposit	(5,867)	-
Accounts payable and accrued liabilities	4,804	(9,306)
Net cash provided by (used in) operating activities	(195,969)	15,897

Cash Flows from Investing Activities
Purchase of property and equipment	(12,942)	(7,866)

Cash Flows from Financing Activities
Line of credit	-	(70,820)
Common stock issued for cash	190,056	81,000
Net cash provided by financing activities	190,056	10,180

Net change in cash	(18,855)	18,211
Cash at beginning of year	26,782	8,571
Cash at end of year	$7,927	$26,782

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2,758	$1,264
Cash paid for income taxes	-	-

Supplemental Non-cash Investing and Financing Information
Stock issued for debt	$-	$682,441

See summary of accounting policies and notes to financial statements.

SPUTNIK, INC.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Sputnik, Inc. was incorporated in Delaware on September 27, 2001.  On February 10, 2005, we filed Articles of Conversion and new articles of incorporation in Nevada and became a Nevada corporation. Sputnik provides software for public Wi-Fi services. Sputnik’s software is designed to give service providers and businesses the ability to control access to their Wi-Fi networks, and to offer free, branded, or fee-based Wi-Fi services. The software also enables centralized, web-based management of Wi-Fi networks. Sputnik also provides Wi-Fi hardware components that are pre-configured to work with Sputnik software.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Sputnik considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Sputnik recognizes revenue for hardware, software and services when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped or service is provided. Sputnik is responsible for fulfillment of the product or service, including the acceptability of the product or service ordered or purchased. Sputnik takes title to a product before it is ordered by a customer and has latitude in establishing a price with the customer. In all cases Sputnik reconfigures the software prior to delivery to the customer using multiple suppliers with discretion in choosing between suppliers. Sputnik is involved in the determination of product or service specifications. Sputnik has both physical loss inventory risk and credit risk. Sputnik generates service revenues primarily by selling monthly or annual subscriptions to its software, which it hosts on its servers. Service revenue is recognized as it is earned. In addition, it generates service revenues by selling technical support, online or in-person training sessions, and online configuration services.

Allowance for Doubtful Accounts. Sputnik records a reduction to revenue for estimates for returns based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of December 31, 2006.

Inventory. Inventory consists of finished goods to be sold to customers that use them to build Sputnik wireless networks is stated at the lower of average cost or market.

Property and Equipment. Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated five-year useful lives of the assets.

Impairment of Long-Lived Assets. Sputnik reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Sputnik assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Stock Compensation. Sputnik issues stock as compensation to employees and outside consultants for services rendered. These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

On January 1, 2006, Sputnik adopted SFAS No. 123 (R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Sputnik adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Since Sputnik has not granted options during the year ended December 31, 2006 or during any period prior to January 1, 2006, the adoption of SFAS 123(R) had no impact.

Income Taxes. Sputnik recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Sputnik provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under Sputnik’s stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive. There were no common stock equivalents during 2006 and 2005.

Recently Issued Accounting Pronouncements. Sputnik does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $205,680 and $14,407 in 2006 and 2005, respectively, has an accumulated deficit of $1,100,236 and a working capital deficit of $34,930 at December 31, 2006. These conditions raise substantial doubt as to Sputnik’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - BANK REVOLVING LINE OF CREDIT

Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, an interest rate of 11% and no balance due at December 31, 2006.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Sputnik incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $685,679 at December 31, 2006, and will expire in years 2023 through 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Net operating losses	$233,131
Less: valuation allowance	(233,131)

Net deferred tax asset	$-

NOTE 5 - PROPERTY, PLANT & EQUIPMENT

Property and equipment as of December 31, 2006 consists of the following:

Description
Computers and office equipment	$24,024
Less: Accumulated depreciation	(9,386)
Property & equipment, net	$14,638

Depreciation expense for was $6,704 and $2,415 for the years ended December 31, 2006 & 2005, respectively.

NOTE 6 - COMMITMENTS

Beginning in 2007, Sputnik leases office space under an operating lease that expires in December 2009 that requires monthly rental payments of $2,933, $3,277 and $3,520 per month for the years 2007, 2008 and 2009, respectively, for an aggregate of $35,196 in 2007, $38,724 in 2008 and $42,420 in 2009. Rent expense was $17,313 and $16,200 in 2006 and 2005 respectively.

NOTE 7 - EQUITY

Sputnik was incorporated on September 27, 2001 in the State of Delaware, with 10,000,000 shares of authorized stock at $0.0001 par value. On February 10, 2005 Sputnik converted to a Nevada Corporation, with 50,000,000 shares of authorized stock at $0.001 par value. The newly authorized shares and par value are reflected retroactively in the accompanying financial statements.

In December 2005, Sputnik issued 215,500 shares to the consultants, valued at $21,550 for compensation expense.

In April 2005, Sputnik issued 6,894,061 shares for a stock payable of $682,441

In 2005, Sputnik sold 810,000 shares of common stock for $81,000 of cash.

From August 1, 2006 to December 31, 2006, we sold 292,393 shares of our Common Stock in a  best efforts, no minimum, direct public offering, without any involvement of underwriters or broker-dealers, to 14 investors in consideration for an  aggregate amount of $190,056. The price per share was $.65 in this offering. On October 10, 2006 we filed a prospectus supplement to extend the offering until February 10, 2007.

NOTE 8 - STOCK OPTION PLAN

In April 2005, Sputnik terminated its 2003 Stock Option Plan (“the Plan”). Sputnik did not issue any options under the Plan. As of December 31, 2006, Sputnik had no options or warrants outstanding.

NOTE 9 - CONCENTRATIONS

For the year ended December 31, 2006, no customers accounted for more than 10% of revenues. For the year ended December 31, 2005, one customer accounted for 14.7% of revenues.

NOTE 10 - SUBSEQUENT EVENTS

From January 1, 2007 to February 10, 2007, the Company sold 957,607 shares of our common stock in the same offering, without any involvement of underwriters or broker-dealers, to 25 investors in consideration for an  aggregate amount of $622,445. The price per share was $.65 in this offering. The shares were issued in March 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

Name	Age	Position
David LaDuke	47	President, Chief Executive Officer, Treasurer, Secretary and Director
Arthur Tyde	40	Director

Directors serve for a one-year term.  Our Bylaws provide for three to nine directors.

Biographical Information

David LaDuke, President and Chief Executive Officer

Mr. LaDuke has served as President and Chief Executive Officer of Sputnik since February 2002. Since April 12, 2005, Mr. LaDuke has served as our Treasurer.  Since November 2003, he has served as Secretary of Sputnik. In November 1998, he co-founded Linuxcare Inc., now Levanta, Inc., a provider of enterprise services for open-source software. He served as Vice President of Marketing there until April 2001. From June 2001 to July 2003 and March 1993 to November 1998, Mr. LaDuke was an independent consultant in technology, marketing and business strategy for various companies including Apple Computer, Crystal Decisions, Netscape Communications, Oracle Corporation, Pinnacle Systems, Silicon Graphics, and others. From November 1989 to February 1993, Mr. LaDuke worked as the manager of publishing industry marketing at NeXT Computer, Inc., a computer manufacturing company acquired by Apple Computer in 1996.  From September 1986 to October 1989, Mr. LaDuke worked in marketing positions at Apple Computer, Inc. Mr. LaDuke earned an M.B.A. from the Tuck School of Business Administration at Dartmouth College in 1985, an M.F.A. from Columbia University in 1983 and an A.B. from Columbia College, Columbia University in 1982.

Arthur Tyde, Director

Mr. Tyde has served as a Director for Sputnik since February 2002.  From February 2002 to June 30, 2003, Mr. Tyde served as our Chief Operating Officer and Director of Sales. In March 2005, Mr. Tyde accepted a position as the Chief Technology Officer of The Free Standards Group, a nonprofit organization dedicated to developing and promoting open-source software standards. From June 1999 to January 2003, Mr. Tyde served as the Executive Vice President of Linuxcare Inc., now Levanta, Inc., which he co-founded.  From September 1998 to June 1999, he served as the Chief Executive Officer of Linuxcare Inc. From January 1996 to September 1998, he served as a Consultant with Hall Kinion.  Mr. Tyde received a Bachelors degree from Michigan State University in Telecommunications in 1988.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Director Compensation

Members of our Board of Directors did not receive compensation in 2006.

The Board of Directors and Committees

Members of our Board of Directors do not receive compensation for their services as Directors, although Directors may be reimbursed for reasonable expenses incurred in attending Board or committee meetings.

Family Relationships

None.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2006, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics.

The board of directors has not yet adopted a formal Code of Ethics.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company’s defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2006 and 2005.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensa-tion	Total
David LaDuke	President	2006	$43,500	$0	$0	$0	$0	$0	$13,500	$57,000
		2005	$0	$0	$0	$0	$0	$0	$43,000	$43,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
David LaDuke 650 5th Street, Suite 303 San Francisco, CA 94107 President, Chief Executive Officer, Treasurer and Director	8,000,000	54.2%
Arthur Tyde 650 5th St., Suite 303 San Francisco, CA 94107 Director	1,000,000	6.8%
Kathy Giori 1060 Vernier Place Stanford CA 94305	1,250,000	8.5%
Scott Hutton 423 Dell Ave, Mountain View CA 94035	1,000,000	6.8%
All Officers and Directors as a Group (2 persons)	9,000,000	60.96%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 14,763,919 shares of common stock outstanding as of March 15, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2006, we have not entered into and as of December 31, 2006 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons. Mr. LaDuke and Mr. Tyde are promoters of Sputnik.

ITEM 13. EXHIBITS

(a) List of documents filed as part of this Report:

None

(b) Exhibits:

The following exhibits listed are filed as part of this Report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, David LaDuke

32.1	Section 1350 Certification, David LaDuke

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2005: $29,745
2006: $23,413

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0
2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0
2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0
2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on April 12, 2007.

SPUTNIK, INC.

/s/ David LaDuke
David LaDuke Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David LaDuke	Director	4/12/07
David LaDuke

/s/ Arthur Tyde	Director	4/12/07
Arthur Tyde