Form 10QSB
period 2007-03-31
Sputnik, Inc.
filed 2007-05-11
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐࿠TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-126158

SPUTNIK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 5th Street, Suite 303
San Francisco, CA 94107

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
Yes  ☐  No ☒

As of May 11, 2007, there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK, INC.
BALANCE SHEETS
March 31, 2007 and December 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$493,877	$7,927
Accounts receivable	30,522	4,599
Inventory	10,399	10,053
Prepaid expenses and other assets	11,376	7,901
Total Current Assets	546,174	30,480

Property and equipment, net of accumulated depreciation of $11,648 and $9,386, respectively	16,075	14,638
Deposit	6,101	8,567
TOTAL ASSETS	$568,350	$53,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$58,655	$45,940
Accrued liabilities	28,496	19,470
Total Current Liabilities	87,151	65,410

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 and 13,806,312 shares issued and outstanding in 2007 and 2006, respectively	14,765	13,806
Paid-in capital	1,696,190	1,074,705
Retained deficit	(1,229,756)	(1,100,236)
Total Stockholders' Equity (Deficit)	481,199	(11,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$568,350	$53,685

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	Three Months Ended
	March 31,
	2007		2006

Revenue		$133,013		$97,369
Cost of goods sold		43,439		34,868
Gross profit		89,574		62,501

Expenses
General and administrative costs		217,557		108,048
Depreciation and amortization		2,261		852
Total operating expense		(219,818)		(108,900)
Operating Loss		(130,244)		(46,399)

Interest income		745		12
Interest expense		(21)		(375)
NET LOSS		$(129,520)		$(46,762)

Basic and diluted loss per share	$	(0.01)	$	(0.00)
Weighted average shares outstanding		14,399,409		13,513,919

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(129,520)	$(46,762)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,261	852
Changes in working capital:
Accounts receivable	(25,923)	(2,410)
Inventory	(346)	1,596
Prepaid expenses and other assets	(3,475)	(319)
Accounts payable and accrued liabilities	21,741	12,131
Deposit	2,466	—
Net cash used in operating activities	(132,796)	(34,912)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,698)	(4,245)

Cash Flows from Financing Activities
Line of credit	—	40,388
Common stock issued for cash	622,444	—
Net cash provided by financing activities	622,444	40,388

Net change in cash	485,950	1,231
Cash at beginning of period	7,927	26,782
Cash at end of period	$493,877	$28,013

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

SPUTNIK, INC.
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik, Inc. have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2006 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2006 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $129,520 for the three months ended March 31, 2007, has an accumulated deficit of $1,229,756 at March 31, 2007. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - EQUITY

From January 1, 2007 to February 10, 2007, Sputnik sold 957,607 shares of common stock for $622,444. The price per share was $.65 in this offering. The shares were issued in March 2007.

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

The following discussion of our financial condition and results of operations as of March 31, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik, Inc.

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

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

We had revenue of $133,013 for the three months ended March 31, 2007, which was an increase of $35,644 from our revenue for the three months ended March 31, 2006, which was $97,369. The increase in total revenue was primarily due to the fact that we sold significantly more software licenses-- $28,528 in the March 31, 2007 quarter versus $18,051 in the March 31, 2006 quarter-- and software subscriptions-- $43,620 in the March 31, 2007 quarter versus $26,430 in the March 31, 2006 quarter. Our hardware revenue increased slightly to $56,539 in the March 31, 2007 quarter from $52,006 in the March 31, 2006 quarter. The increase in software and subscription revenues was due to the fact that in April, 2006 we ported our Sputnik Agent software to run on third-party Wi-Fi access points, meaning that our customers could utilize Sputnik software and services without purchasing hardware from us. In both quarters our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the March 31, 2007 quarter, revenues broke down as follows: 43% hardware, 21% software, 33% software subscriptions, and 3% services. In the March 31, 2006 quarter, revenues broke down as follows: 53% hardware, 22% software, 23% software subscriptions, and 1% services. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold increased $8,571, to $43,439, for the three months ended March 31, 2007, as compared to cost of goods sold of $34,868 for the three months ended March 31, 2006.  Our cost of goods sold increased as a direct result of increased sales of our hardware products.

We had gross profit of $89,574 for the three months ended March 31, 2007, which was an increase of $ $27,073 when compared to our gross profit for the three months ended March 31, 2006, which was $ 62,501. Our increase in gross profit was attributable to higher sales of software licenses and subscriptions, which are higher margin products. Our gross margin increased from 64% for the three months ended March 31, 2006 to 67% for the three months ended March 31, 2007 primarily because the percentage of our revenue attributable to hardware sales decreased, while the percentage of our revenue attributable to software licenses and subscriptions increased.

Our operating expenses increased $110,918, to $219,818 for the three months ended March 31, 2007, as compared to operating expenses of $108,900 for the three months ended March 31, 2006. Our operating expenses for the three months ended March 31, 2007 included $217,557 in general and administrative expenses, a $109,509 increase over general and administrative expenses of $108,048 for the three months ended March 31, 2006; and depreciation and amortization expense of $2,261 compared to $852 for the three months ended March 31, 2006. The primary reason for the increase in general and administrative expense was due to increased payroll expenses in connection with converting consultants to employees, and an increase in the size of our staff. The increase in general and administrative expenses also included increased advertising and marketing expenses, as well as an increase in our office rent. Other income and losses included an increase in net interest income of $724 for the three months ended March 31, 2007, as compared to net interest expense of $363 for the three months ended March 31, 2006.

We had a net loss of $129,520 for the three months ended March 31, 2007, which represented an increase of $82,758 from our net loss for the three months ended March 31, 2006, which was $46,762.

Liquidity and Capital Resources

We had total assets of $568,350 as of March 31, 2007. This consisted of total current assets of $546,174, which included cash of $493,877, accounts receivable of $30,522, inventory of $10,399 and prepaid expenses of $11,376. Other assets included property and equipment of $16,075, and deposit of $6,101. Based on the amount of cash on our balance sheet and our anticipated revenues, we do not believe that we have sufficient funds to operate as a going concern for the next six months without further financing. Should sufficient financing not occur, we will reduce staff and curtail our expansion plans.

We had total liabilities of $87,151 as of March 31, 2007, which consisted solely of current liabilities and included $58,655 of accounts payable, and $28,496 of accrued liabilities.  Our bank revolving line of credit had a balance of $0 at March 31, 2007 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 11% as of March 31, 2007.

We had a retained deficit of $1,229,756 as of March 31, 2007.

We had net cash used in operating activities of ($132,796) for the three months ended March 31, 2007, which consisted of net loss of ($129,520), depreciation of $2,261, changes in accounts receivable of ($25,923), inventory of ($346), prepaid expenses and other current assets of ($3,475), accounts payable and accrued liabilities of $21,741, and deposit of $2,466.

We had net cash used by investing activities of ($3,698) for the three months ended March 31, 2007, which consisted solely of purchase of property and equipment.

We had $622,444 in net cash provided by financing activities for the three months ended March 31, 2007, which consisted solely of proceeds from sale of common stock.

In the three months ended March 31, 2007, we sold 957,607 shares of our Common Stock in consideration for an aggregate amount of $622,445. The shares were sold pursuant to our prospectus dated June 15, 2006. The price per share was $.65.

Historically, our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 11% at March 31, 2007. The only major outstanding cash commitments as of March 31, 2007 was our debt for  legal services to DLA Piper Rudnick Gray Cary, LLC, Sputnik’s  original law firm, which is $18,068. As we expand, we may need to make sizeable cash commitments to hire additional personnel and secure inventory, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we become a public company, which will cause dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand.

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

The Registrant did not sell any unregistered securities during the three months ended March 31, 2007.

(b)	Use of Proceeds.

On June 15, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-126158) relating to the offer and sale of 1,250,000 shares of the Company’s common stock, at a price of $0.65 per share. The aggregate price of the offering amount registered was $812,500. As of March 31, 2007, all 1,250,000 shares had been sold with $812,500 in aggregate proceeds, of which $10,000 was used to pay offering costs and $68,698 was used to pay down the Company’s outstanding line of credit. Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 11%. At March 31, 2007, $0 was outstanding under the line of credit. The offering was extended for an additional 120 days, thus terminated on February 10, 2007.

The offering was conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares. Since June 15, 2006 through the end of the period covered by this Report on Form 10-QSB, the Company’s offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) were $0.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2007.

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

SPUTNIK, INC.

Date: May 11, 2007	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general