Form 10QSB
period 2007-06-30
Sputnik, Inc.
filed 2007-08-14
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes  ☐  No ☒

As of June 30, 2007, there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPUTNIK, INC.
BALANCE SHEETS
June 30, 2007 and December 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$267,645	$7,927
Accounts receivable	25,535	4,599
Inventory	13,222	10,053
Prepaid expenses and other assets	20,044	7,901
Total Current Assets	326,446	30,480

Property and equipment, net of accumulated depreciation of $14,023 and $9,386, respectively	14,490	14,638
Deposit	6,101	8,567
TOTAL ASSETS	$347,037	$53,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,273	$45,940
Accrued liabilities	49,984	19,470
Total Current Liabilities	60,257	65,410

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 and 13,806,312 shares issued and outstanding, respectively	14,764	13,806
Paid-in capital	1,696,191	1,074,705
Accumulated deficit	(1,424,175)	(1,100,236)
Total Stockholders' Equity (Deficit)	286,780	(11,725)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$347,037	$53,685

See notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June, 30,
	2007		2006		2007		2006

Revenue		$132,631		$170,716		$265,644		$268,085
Cost of goods sold		45,703		54,364		89,142		89,233
Gross profit		86,928		116,352		176,502		178,852

Expenses:
General and administrative costs		280,178		131,190		497,732		239,235
Depreciation and amortization		2,376		852		4,637		1,704
Total operating expense		(282,554)		(132,042)		(502,369)		(240,939)
Operating Loss		(195,626)		(15,690)		(325,867)		(62,087)

Interest income		1,344		35		2,088		47
Interest expense		(139)		(903)		(160)		(1,277)

NET LOSS		$(194,421)		$(16,558)		$(323,939)		$(63,317)

Basic and diluted loss per share	$	(0.01)	$	(0.00)	$	(0.02)	$	(0.00)
Weighted average shares outstanding		14,763,919		13,513,919		14,582,671		13,513,919

See notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(323,939)	$(63,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,637	1,704
Changes in working capital:
Accounts receivable	(20,936)	767
Inventory	(3,169)	951
Prepaid expenses and other assets	(9,677)	1,865
Accounts payable and accrued liabilities	(5,153)	15,630
Net cash used in operating activities	(358,237)	(42,400)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,489)	(7,688)

Cash Flows from Financing Activities
Net proceeds from line of credit	-	40,513
Common stock issued for cash	622,444	-
Net cash provided by financing activities	622,444	40,513

Net change in cash	259,718	(9,575)
Cash at beginning of period	7,927	26,782
Cash at end of period	$267,645	$17,207

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$160	$-
Cash paid for income taxes	-	-

See notes to financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $323,939 for the six months ended June 30, 2007, has an accumulated deficit of $1,424,175 at June 30, 2007. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

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

The following discussion of our financial condition and results of operations as of June 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik, Inc.

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

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

We had revenue of $132,631 for the three months ended June 30, 2007, which was a decrease of $38,085 from our revenue for the three months ended June 30, 2006, which was $170,716. The decrease in total revenue was primarily due to the fact that our revenue mix shifted from hardware and software license sales (which are recognized when the hardware is shipped or when the software is downloaded) to recurring software subscription revenues (which are recognized ratably in the month the service is delivered). We generated $55,182 revenues from the sale of hardware in the June 30, 2007 quarter, a decrease of $27,426 from the $82,608 worth of hardware sold in the June 30, 2006 quarter. The decrease in hardware revenues was due to the fact that in April, 2006 we ported our Sputnik Agent software to run on third-party Wi-Fi access points, meaning that our customers could utilize Sputnik software and software subscriptions without purchasing hardware from us. We generated $20,590 revenues from the sale of software licenses in the June 30, 2007 quarter, a decrease of $22,799 from the $43,389 worth of software licenses sold in the June 30, 2006 quarter. However, we generated $54,594 revenues from the sale of recurring software subscriptions in the June 30, 2007 quarter, an increase of $11,525 from the $43,070 worth of software subscriptions sold in the June 30, 2006 quarter.

In both quarters our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, recurring software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the June 30, 2007 quarter, revenues broke down as follows: 42% hardware, 16% software, 41% software subscriptions, and 1% services. In the June 30, 2006 quarter, revenues broke down as follows: 48% hardware, 25% software, 25% software subscriptions, and 1% services. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold decreased $8,661, to $45,703, for the three months ended June 30, 2007, as compared to cost of goods sold of $54,364 for the three months ended June 30, 2006.  Our cost of goods sold decreased as a direct result of decreased sales of our hardware products.

We had gross profit of $86,928 for the three months ended June 30, 2007, which was a decrease of $ $29,424 when compared to our gross profit for the three months ended June 30, 2006, which was $ 116,352. Our decrease in gross profit was attributable to lower sales of hardware and software licenses. Our gross margin decreased from 68% for the three months ended June 30, 2006 to 66% for the three months ended June 30, 2007 primarily because the percentage of our revenue attributable to software licenses sales decreased.

Our operating expenses increased $150,512, to $282,554 for the three months ended June 30, 2007, as compared to operating expenses of $132,042 for the three months ended June 30, 2006. Our operating expenses for the three months ended June 30, 2007 included $280,178 in general and administrative expenses, a $148,988 increase over general and administrative expenses of $131,190 for the three months ended June 30, 2006; and depreciation and amortization expense of $2,376 compared to $852 for the three months ended June 30, 2006. The primary reason for the increase in general and administrative expense was due to increased payroll expenses due to an increase in the size of our staff. The increase in general and administrative expenses also included increased advertising and marketing expenses, increased accounting and auditing fees, as well as an increase in our office rent. Other income and losses included an increase in net interest income of $1,205 for the three months ended June 30, 2007, as compared to net interest expense of $868 for the three months ended June 30, 2006.

We had a net loss of $194,421 for the three months ended June 30, 2007, which represented an increase of $177,863 from our net loss for the three months ended June 30, 2006, which was $16,558.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

We had revenue of $265,644 for the six months ended June 30, 2007, which was a decrease of $2,441 from our revenue for the six months ended June 30, 2006, which was $268,085. While the total revenue in both periods is comparable, the revenue mix indicates a shift from predominance of hardware revenues to a greater contribution from recurring software subscription revenues. In both periods our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the six months ended June 30, 2007, revenues broke down as follows: 42% hardware, 18% software, 37% software subscriptions, and 2% services. In the six months ended June 30, 2006, revenues broke down as follows: 50% hardware, 23% software, 26% software subscriptions, and 1% services. The relative decrease in hardware revenues was due to the fact that in April, 2006 we ported our Sputnik Agent software to run on third-party Wi-Fi access points, meaning that our customers could utilize Sputnik software and services without purchasing hardware from us. The relative shift from software license sales revenue to recurring software subscription revenue is due to cumulative growth in the number of subscribers to our SputnikNet hosted software service.

Our cost of goods sold decreased $91, to $89,142, for the six months ended June 30, 2007, as compared to cost of goods sold of $89,233 for the six months ended June 30, 2006.  Our cost of goods sold decreased as a direct result of decreased sales of our hardware products.

We had gross profit of $176,502 for the six months ended June 30, 2007, which was a decrease of $ $2,350 when compared to our gross profit for the six months ended June 30, 2006, which was $ 178,852. Our decrease in gross profit was attributable to our lower overall sales in the 2007 period. Our gross margin decreased from 66.7% for the six months ended June 30, 2006 to 66.4% for the six months ended June 30, 2007, which was not significant.

Our operating expenses increased $261,430, to $502,369 for the six months ended June 30, 2007, as compared to operating expenses of $240,939 for the six months ended June 30, 2006. Our operating expenses for the six months ended June 30, 2007 included $497,732 in general and administrative expenses, a $258,497 increase over general and administrative expenses of $239,235 for the six months ended June 30, 2006; and depreciation and amortization expense of $4,637 compared to $1,704 for the six months ended June 30, 2006. The primary reason for the increase in general and administrative expense was due to increased payroll expenses in connection with converting consultants to employees, and an increase in the size of our staff. The increase in general and administrative expenses also included increased advertising and marketing expenses, as well as an increase in our office rent. Other income and losses included an increase in net interest income of $1,928 for the six months ended June 30, 2007, as compared to net interest expense of $1,230 for the six months ended June 30, 2006.

We had a net loss of $323,939 for the six months ended June 30, 2007, which represented an increase of $260,622 from our net loss for the six months ended June 30, 2006, which was $63,317.

Liquidity and Capital Resources

We had total assets of $347,037 as of June 30, 2007. This consisted of total current assets of $326,446, which included cash of $267,645, accounts receivable of $25,535, inventory of $13,222 and prepaid expenses of $20,044. Other assets included property and equipment of $14,490, and deposit of $6,101. Based on the amount of cash on our balance sheet and our anticipated revenues, we do not believe that we have sufficient funds to operate as a going concern beyond the next quarter without further financing. Should sufficient financing not occur on a timely basis, we will reduce staff and curtail our expansion plans.

We had total liabilities of $60,257 as of June 30, 2007, which consisted solely of current liabilities and included $10,273 of accounts payable, and $49,984 of accrued liabilities.  Our bank revolving line of credit had a balance of $0 at June 30, 2007 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 11% as of June 30, 2007.

We had an accumulated deficit of $1,424,175 as of June 30, 2007.

We had net cash used in operating activities of ($358,237) for the six months ended June 30, 2007, which consisted of net loss of ($323,939), depreciation of $4,637, changes in accounts receivable of ($20,936), inventory of ($3,169), prepaid expenses and other current assets of ($9,677), accounts payable and accrued liabilities of ($5,153).

We had net cash used by investing activities of ($4,489) for the six months ended June 30, 2007, which consisted solely of purchase of property and equipment.

We had $622,444 in net cash provided by financing activities for the six months ended June 30, 2007, which consisted solely of proceeds from sale of common stock.

In the six months ended June 30, 2007, we sold 957,607 shares of our Common Stock in consideration for an aggregate amount of $622,444. The shares were sold pursuant to our prospectus dated June 15, 2006. The price per share was $.65.

Historically, our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 11% at June 30, 2007. As we expand, we may need to make sizeable cash commitments to hire additional personnel and secure inventory, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we become a public company, which will cause dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand.

Our ability to continue as a going concern is dependent upon our operations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

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

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure.

 In connection with the completion of its review of, and the issuance of its report on the financial statements of the Company for the period ended June 30, 2007, Malone & Bailey, PC identified a deficiency in our internal controls primarily relating to the recording of prepaid assets and the accrual of expenses. The adjustment relating to this item was detected in the review process and has been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate this deficiency. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

The Registrant did not sell any unregistered securities during the three months ended June 30, 2007.

(b)	Use of Proceeds.

On June 15, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-126158) relating to the offer and sale of 1,250,000 shares of the Company’s common stock, at a price of $0.65 per share. The aggregate price of the offering amount registered was $812,500. As of June 30, 2007, all 1,250,000 shares had been sold with $812,500 in aggregate proceeds, of which $10,000 was used to pay offering costs and $68,698 was used to pay down the Company’s outstanding line of credit. Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 11%. At June 30, 2007, $0 was outstanding under the line of credit. The offering was extended for an additional 120 days, thus terminated on February 10, 2007.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2007.

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

SPUTNIK, INC.

Date: August 14, 2007	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general