Form 10QSB
period 2007-09-30
Sputnik, Inc.
filed 2007-10-26
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes  ☐  No ☒

As of September 30, 2007, there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK, INC.
BALANCE SHEETS
September 30, 2007 and December 31, 2006
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$86,027	$7,927
Accounts receivable	60,072	4,599
Inventory	17,615	10,053
Prepaid software subscription	34,396	4,968
Prepaid expenses and other assets	9,070	2,933
Total Current Assets	207,180	30,480

Property and equipment, net of accumulated depreciation of $16,391 and $9,386, respectively	12,122	14,638
Deposit	6,101	8,567
TOTAL ASSETS	$225,403	$53,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$52,128	$45,940
Accrued liabilities	64,118	19,470
Total Current Liabilities	116,246	65,410

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 and 13,806,312 shares issued and outstanding, respectively	14,764	13,806
Paid-in capital	1,696,191	1,074,705
Accumulated deficit	(1,601,798)	(1,100,236)
Total Stockholders' Equity (Deficit)	109,157	(11,725)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$225,403	$53,685

See accompanying summary of accounting policies
and notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Revenue		$181,269		$125,607		$446,913		$393,694
Cost of goods sold		70,249		40,354		159,391		129,588
Gross profit		110,020		85,253		287,522		264,106

Expenses:
General and administrative costs		286,555		128,920		784,287		368,155
Depreciation and amortization		2,368		2,987		7,005		4,692
Total operating expense		(288,923)		(131,907)		(791,292)		(372,847)
Operating Loss		(177,903)		(46,654)		(503,770)		(108,741)

Interest income		731		-		2,819		-
Interest expense		(451)		(1,353)		(611)		(2,584)

NET LOSS		$(177,623)		$(48,007)		$(501,562)		$(111,325)

Basic and diluted loss per share	$	(0.01)	$	(0.00)	$	(0.03)	$	(0.01)
Weighted average shares outstanding		14,763,919		13,556,158		14,458,748		13,528,153

See accompanying summary of accounting policies
and notes to financial statements.

SPUTNIK, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(501,562)	$(111,325)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,005	4,692
Changes in:
Accounts receivable	(55,473)	(651)
Inventory	(7,562)	(2,688)
Prepaid expenses and other assets	(33,099)	2,011
Accounts payable and accrued liabilities	50,836	(5,943)
Net cash used in operating activities	(539,855)	(113,904)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,489)	(11,727)

Cash Flows from Financing Activities
Net proceeds from line of credit	-	68,698
Common stock issued for cash	622,444	43,550
Net cash provided by financing activities	622,444	112,248

Net change in cash	78,100	(13,383)
Cash at beginning of period	7,927	26,782
Cash at end of period	$86,027	$13,399

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$611	$-
Cash paid for income taxes	-	-

See accompanying summary of accounting policies
and notes to financial statements.

SPUTNIK, INC.
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2006 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2006 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $501,562 for the nine months ended September 30, 2007 and has an accumulated deficit of $1,601,798 at September 30, 2007. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - EQUITY

From January 1, 2007 to February 10, 2007, Sputnik sold 957,607 shares of common stock for $622,444. The price per share was $.65 in this offering. The shares were issued in March 2007.

NOTE 4 - PREPAID SOFTWARE SUBSCRIPTION

Sputnik entered into a three year lease for a web based accounting software system. The lease was paid in advance. Sputnik is amortizing the prepaid amount over the life of the lease.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

The following discussion of our financial condition and results of operations as of September 30, 2007 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik, Inc.

Overview

Sputnik provides solutions for building and running public access wireless network businesses of any size. We sell software, services, and equipment via our web site to service providers and businesses that want to offer their own, proprietary wireless internet access services to the public. Typically these wireless networks are called Wi-Fi hotspots or hotzones. Sputnik can be found on the internet at www.sputnik.com.

How we generate revenue

Sputnik generates revenue by selling management software (Sputnik Control Center), software subscriptions (SputnikNet), and hardware to build and manage wireless networks.

Sputnik Control Center

Sputnik Control Center is server software that runs in our customers’ data centers. It enables network administrators to provision, manage and secure wireless access points using a web interface.

Sputnik Control Center allows the administrator to track and log who is on the wireless network at any time and how much bandwidth they are using. It provides network security and handles AAA (Access, Authentication and Authorization) by applying dynamic, per-user firewall rules on the access point. In addition, Sputnik Control Center enables rapid, organic deployment of wireless networks; when a Sputnik-Powered Wi-Fi access point is plugged in, it downloads its configuration and can instantly become managed.

Software Modules add flexibility to Sputnik Control Center, allowing service providers to tailor their offerings to suit their unique business goals. Using Sputnik Control Center with one or more Software Modules, providers can generate revenues from the Wi-Fi services they provide, billing their customers’ PayPal accounts, credit cards (in more than 140 currencies), pre-paid cards, or by integrating with third-party billing systems.

SputnikNet

SputnikNet provides the same features as Sputnik Control Center, except that it runs in Sputnik’s data center, and is available to our customers on a monthly or annual subscription basis. SputnikNet enables service providers to remotely manage Wi-Fi hotspots, hotzones, or complete networks over the Internet without having to install or maintain server software. Service providers can simply plug Sputnik-Powered APs into broadband and manage the entire network from any web browser.

Hardware

Sputnik provides a range of indoor and outdoor wireless access points (APs), managed network gateways, a server appliance, plus range extenders and accessories to create virtually any Wi-Fi network configuration. These products are designed to work seamlessly with Sputnik software to enable rapid, plug-n’-play deployment of wireless networks.

The Sputnik Server 1100 is a high-performance, ready-to-rack 1U server appliance pre-loaded with Sputnik Control Center, ten access point licenses and one add-on software module. It is designed for service providers who want to run Sputnik Control Center in their data center, but require a dedicated, pre-configured server.

The Sputnik Gateway 700 is designed to authenticate a large population of concurrent users. The users can be connected through any third-party wired and/or wireless hardware that routes through the Sputnik Gateway 700.

A brief history and recent developments

Sputnik was founded in 2001, incorporated in 2002 and became public in 2007. We are headquartered in San Francisco. The company was named after the first man-made satellite to orbit the Earth, the Sputnik 1, which was launched on October 4, 1957. At Sputnik we believe that the combination of technical innovation and the rapid spread of wireless broadband networking will mark a no less significant milestone in the history of human communication. It is our mission to make possible a world in which broadband wireless connectivity enables people to move about freely while maintaining rich connections to email, the web, instant messaging and all other internet services.

From 2001 to 2006, Sputnik developed and refined our product offerings and business model. Over the last 18 months, we have driven our business toward a subscription-based, software-as-a-service model that carries advantages for our customers and ourselves. Simply, this model creates the lowest cost of entry available for our customers and allows them to align costs with usage and growth of their own networks. The software-as-a-service approach lowers our customers’ capital costs, thereby reducing their risk. From Sputnik’s perspective, once we have sold access points and services into a Wi-Fi network operator, we have created a high gross margin, recurring revenue stream. We have and will continue to optimize our products and business structure to further enhance these mutual benefits.

As we make progress in building our business, we will provide brief overviews of some of the recent accomplishments that we deem important to our future growth. Here are some of the milestones achieved in or near Q3, 2007.

New product enhancement: Quality of Service Management

Sputnik has added a key piece of functionality to our product in the 3.3.6.3 release of Control Center. With Quality of Service (QoS) management, network administrators can control bandwidth usage. For example, network administrators can stop users running peer-to-peer applications from consuming an “unfair share” of network bandwidth. The software upgrade also added bandwidth throttling, enabling providers to cap the total amount of bandwidth used by Sputnik-Powered devices, useful if they are part of a larger network.

New third-party hardware compatibility: Arrowspan Mesh Networks

Sputnik and Arrowspan have worked together to make Arrowspan’s mesh network hardware compatible with Sputnik’s Gateway 700 and Sputnik Control Center. Using Sputnik software with ArrowSpan mesh networks means more wireless service providers can provide branded Wi-Fi services that meet their unique business requirements.

New customer deployment: Marshall Islands National Communications Authority

Sputnik powers Wi-Fi to the home in the Marshall Islands. The Marshall Islands National Communications Authority (NCA) is using Sputnik hardware and software to extend broadband to underserved communities. While in its early phases of deployment, the NCA is creating Wi-Fi zones for homes that would only be able to use dial-up otherwise.

New customer deployment: Intercontinental Playa Bonita Resort

Sputnik hardware and software will power the Wi-Fi service at the Intercontinental Playa Bonita resort in Panama (playabonitapanama.com). Playa Bonita will cover and manage Wi-Fi over their property using a Sputnik Server 1100, a Sputnik Gateway 700, and several Wi-Fi access points.

Customer expansion: Nomadnet

Sputnik expanded its relationship with NomadNet, an Australian provider of Wi-Fi services (http://www.nomadnet.net.au). NomadNet has deployed Wi-Fi into more than 100 RV parks, motels, and cafes around the country, managing them all with SputnikNet.

New reseller partnership: IRG

Sputnik added Industry Retail Group (IRG) as a reseller. IRG’s goal is to provide retailers and other multi-site organizations with the premier suite of broadband-enabled network services. This partnership further enhances Sputnik’s effort to scale our sales presence.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

We had revenue of $181,269 for the three months ended September 30, 2007, which was an increase of $55,662 from our revenue for the three months ended September 30, 2006, which was $125,607. The increase in total revenue was primarily due to general increase in business activity, combined with the coincidence of a large order of hardware to for installation into retail chains that plan to offer Wi-Fi services to their customers. We generated $83,382 revenues from the sale of hardware in the September 30, 2007 quarter, an increase of $45,344 from the $38,038 worth of hardware sold in the September 30, 2006 quarter. The increase in hardware revenues was due primarily to the order referenced above. We generated $19,086 revenues from the sale of software licenses in the September 30, 2007 quarter, a decrease of $7,342 from the $26,428 worth of software licenses sold in the September 30, 2006 quarter. However, we generated $62,583 revenues from the sale of recurring software subscriptions in the September 30, 2007 quarter, an increase of $19,127 from the $43,456 worth of software subscriptions sold in the September 30, 2006 quarter. The shift from software license revenue to software subscription revenue is due to customer acceptance of running our software over the internet, and is in line with our business goal to derive most of our software revenues from recurring subscriptions.

In both quarters our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, recurring software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the September 30, 2007 quarter, revenues broke down as follows: 49% hardware, 11% software, and 37% software subscriptions. In the September 30, 2006 quarter, revenues broke down as follows: 34% hardware, 24% software, and 39% software subscriptions. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold increased $29,895 to $70,249, for the three months ended September 30, 2007, as compared to cost of goods sold of $40,354 for the three months ended September 30, 2006.  Our cost of goods sold increased as a direct result of increased sales of our hardware products.

We had gross profit of $110,020 for the three months ended September 30, 2007, which was an increase of $24,767 when compared to our gross profit for the three months ended September 30, 2006, which was $ 85,253. Our increase in gross profit was attributable to higher sales of hardware and software subscriptions. Our gross margin decreased from 68% for the three months ended September 30, 2006 to 61% for the three months ended September 30, 2007 primarily because the percentage of our revenue attributable to hardware sales increased.

Our operating expenses increased $157,016, to $288,923 for the three months ended September 30, 2007, as compared to operating expenses of $131,907 for the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2007 included $286,555 in general and administrative expenses, a $157,635 increase over general and administrative expenses of $128,920 for the three months ended September 30, 2006; and depreciation and amortization expense of $2,368 compared to $2,987 for the three months ended September 30, 2006. The primary reason for the increase in general and administrative expense was due to increased payroll expenses due to an increase in the size of our staff. The increase in general and administrative expenses also included increased advertising and marketing expenses, as well as an increase in our office rent. Other income and losses included an increase in net interest income of $280 for the three months ended September 30, 2007, as compared to net interest expense of $1,353 for the three months ended September 30, 2006.

We had a net loss of $177,623 for the three months ended September 30, 2007, which represented an increase of $129,616 from our net loss for the three months ended September 30, 2006, which was $48,007.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

We had revenue of $446,913 for the nine months ended September 30, 2007, which was an increase of $53,219 from our revenue for the nine months ended September 30, 2006, which was $393,694. The revenue mix includes a comparable percentage of hardware sales in both periods. However it reflects a shift from software license revenues to a greater contribution from recurring software subscription revenues. In both periods our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In the nine months ended September 30, 2007, revenues broke down as follows: 46% hardware, 15% software, 36% software subscriptions, and 2% services. In the nine months ended September 30, 2006 revenues broke down as follows: 47% hardware, 28% software, 23% software subscriptions, and 1% services. The relative shift from software license sales revenue to recurring software subscription revenue is due to cumulative growth in the number of subscribers to our SputnikNet hosted software service.

Our cost of goods sold increased by $29,803, to $159,391, for the nine months ended September 30, 2007, as compared to cost of goods sold of $129,588 for the nine months ended September 30, 2006.  Our cost of goods sold increased as a direct result of increased sales of our hardware products.

We had gross profit of $287,522 for the nine months ended September 30, 2007, which was an increase of $23,416 when compared to our gross profit for the nine months ended September 30, 2006, which was $ 264,106. Our increase in gross profit was attributable to our higher overall sales in the 2007 period. Our gross margin decreased from 67.1% for the nine months ended September 30, 2006 to 64.3% for the nine months ended September 30, 2007, which was not significant.

Our operating expenses increased $418,445, to $791,292 for the nine months ended September 30, 2007, as compared to operating expenses of $372,847 for the nine months ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2007 included $784,287 in general and administrative expenses, a $416,132 increase over general and administrative expenses of $368,155 for the nine months ended September 30, 2006; and depreciation and amortization expense of $7,005 compared to $4,692 for the nine months ended September 30, 2006. The primary reason for the increase in general and administrative expense was due to increased payroll expenses in connection with converting consultants to employees, and an increase in the size of our staff. The increase in general and administrative expenses also included increased advertising and marketing expenses, as well as an increase in our office rent. Other income and losses included an increase in net interest income of $2,208 for the nine months ended September 30, 2007, as compared to net interest expense of $2,584 for the nine months ended September 30, 2006.

We had a net loss of $501,562 for the nine months ended September 30, 2007, which represented an increase of $390,237 from our net loss for the nine months ended September 30, 2006, which was $111,325.

Liquidity and Capital Resources

We had total assets of $225,403 as of September 30, 2007. This consisted of total current assets of $207,180, which included cash of $86,027, accounts receivable of $60,072, inventory of $17,615 and prepaid expenses of $43,466. Other assets included property and equipment of $12,122 net of $16,391 of accumulated depreciation, and deposit of $6,101. Based on the amount of cash on our balance sheet and our anticipated revenues, we do not believe that we have sufficient funds to operate as a going concern beyond the next quarter without further financing. Should sufficient financing not occur on a timely basis, we will reduce staff and curtail our expansion plans.

We had total liabilities of $116,246 as of September 30, 2007, which consisted solely of current liabilities and included $52,128 of accounts payable, and $64,118 of accrued liabilities.  Our bank revolving line of credit had a balance of $0 at September 30, 2007 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 11% as of September 30, 2007.

We had an accumulated deficit of $1,601,798 as of September 30, 2007.

We had net cash used in operating activities of ($539,855) for the nine months ended September 30, 2007, which consisted of net loss of ($501,562), depreciation of $7,005, changes in accounts receivable of ($55,473), inventory of ($7,562), prepaid expenses and other current assets of (33,099), accounts payable and accrued liabilities of $50,836.

We had net cash used by investing activities of ($4,489) for the nine months ended September 30, 2007, which consisted solely of purchase of property and equipment.

We had $622,444 in net cash provided by financing activities for the nine months ended September 30, 2007, which consisted solely of proceeds from sale of common stock.

In the nine months ended September 30, 2007, we sold 957,607 shares of our common stock in consideration for an aggregate amount of $622,444. The shares were sold pursuant to our prospectus dated June 15, 2006. The price per share was $.65.

Historically, our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 11% at September 30, 2007. As we expand, we may need to make sizeable cash commitments to hire additional personnel and secure inventory, and the impact of this potential trend on our business is uncertain. We believe that our mix of capital resources will shift from short-term debt to equity-based financing as we operate as a public company, which will cause dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand.

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

Critical Accounting Estimates

Due to the nature of our business, the majority of Sputnik’s revenue is recognized either upon shipping of product or delivery of service. Approximately 4% of our overall revenue is deferred, as it is associated with annual software subscriptions, recognized over the period of the subscription. Stock for compensation is computed at fair value. Since we carry minimal inventories we do not set aside an inventory allowance. We make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure.

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

The Registrant did not sell any unregistered securities during the three months ended September 30, 2007.

(b)	Use of Proceeds.

On June 15, 2006, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 (File No. 333-126158) relating to the offer and sale of 1,250,000 shares of the Company’s common stock, at a price of $0.65 per share. The aggregate price of the offering amount registered was $812,500. As of September 30, 2007, all 1,250,000 shares had been sold with $812,500 in aggregate proceeds, of which $10,000 was used to pay offering costs and $68,698 was used to pay down the Company’s outstanding line of credit. Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, and an interest rate of 11%. At September 30, 2007, $0 was outstanding under the line of credit. The offering was extended for an additional 120 days, thus terminated on February 10, 2007.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2007.

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

SPUTNIK, INC.

Date: October 26, 2007	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general