Form 10KSB
period 2007-12-31
Sputnik, Inc.
filed 2008-03-21
CIK 1326917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 333-126158

SPUTNIK ENTERPRISES, INC.
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
[___]

Securities registered pursuant to Section 12(g) of the Exchange Act:
          Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), at March 1, 2008. Yes ☒   No ☐

State issuer’s revenue for its most recent fiscal year: $575,865.

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at December 31, 2007, computed by reference to the $.16 per-share closing price on December 31, 2007, was $922,227.

The number of shares outstanding of the issuer’s common equity as of March 14, 2008 was 14,763,919.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:  ☐   Yes  ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

On November 13, 2007, we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika. On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. We also changed our name to Sputnik Enterprises on February 29, 2008. References in this filing to “Sputnik, Inc.” refer to our business before this transaction closed.

Except as set forth above, there have been no reclassifications, mergers, consolidations or purchases or sales of significant amounts of assets not in the ordinary course of our business in the past three years. All of our business developments in the past three years are described below.

Our mailing address is 650 5th Street, Suite 303, San Francisco, CA 94107, our telephone number is (415) 355-9500, and our fax number is (415) 354-3342.  Our website is www.sputnik.com, and contains information which is not a part of this filing.

Our Business at December 31, 2007

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

Sputnik additionally provides Wi-Fi access point hardware and accessories, such as antennas and power supplies. We purchase standard Wi-Fi hardware components from original equipment manufacturers, on an as-needed basis. We then configure these components to work with our software. There are many suppliers of the standard Wi-Fi hardware that we use. Our current suppliers include Linksys, a division of Cisco Systems, Inc.; ValuePoint Networks; and AMAX Engineering Corporation.

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

In the year ending December 31, 2007, one customer purchased a total of $80,249 worth of products and services from Sputnik. That amount corresponded to 13.9% of our annual revenues for the year ending December 31, 2007. In the year ending December 31, 2006, we had no customers who accounted for more than 10% of our revenues.

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

In addition, we offer the following on-going services: online and phone-based technical support services, and both online and in-person training at our facilities. Sputnik offers two levels of technical support:

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

Sputnik is a much smaller company than our larger competitors. Our ability to compete successfully will depend on a number of factors both within and outside our control, including:

•	product innovation;

•	product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing and service professionals;

•	rapid development of new products and features;

•	price; and

•	product and policy decisions announced by competitors.

We intend to compete by focusing on developing and marketing affordable, easy-to-use software and services that enable our customers to:

•	control and “brand” the Wi-Fi end-user’s experience

•	charge for Wi-Fi access; and

•	offer free Wi-Fi services supported by branding or advertising.

Our software currently allows our customers to provide these services.

Research and Development

During each of our fiscal years ending December 31, 2007 and 2006 we have expensed $382,260 and $163,204, respectively, for research and development.

Employees

As of December 31, 2007 we had eight full-time employees. All other persons who provide services to us, for example legal, accounting, public relations, and software development, are independent contractors.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2007, we rented office space from Townsend Associates, LLC, a California Limited Liability Company, at 650 5th Street, Suite 303, San Francisco, CA 94107.  The rental cost is $2,933 per month.  We signed a three-year lease effective January 1, 2007 for the office space.   Monthly rent will increase to $3,227 on January 1, 2008 and to $3,520 on January 1, 2009. Currently, our office space is provided by Laika at no charge.

We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required.

ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 11, 2007, we adopted a director’s written action to dismiss Malone & Bailey, PC as our auditor and appoint McElravy, Kinchen & Associates, P.C. as our auditor.

On November 15, 2007, we adopted a director’s written action to transfer all of our assets, tangible and intangible, and all liabilities to Laika, Inc., for 15,000,000 shares of common stock of Laika, Inc., constituting all issued and outstanding stock of Laika, Inc. and making Laika, Inc. a wholly-owned subsidiary of the Corporation.

On December 8, 2007, we proposed a special resolution to sell all of our stock of Laika to AstroChimp, Inc., to amend our Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc., and upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., and to give us the authority to issue an additional 10,000,000 shares which will be designated “Preferred Stock.” The sale was completed February 29, 2008.

These actions were undertaken because Sputnik needs additional capital to implement its business plan. Management had initially believed that it would have a better opportunity to obtain such capital as a public company. However, after becoming a public company and exploring financing alternatives, management determined that it was unable to raise sufficient capital as a public company and that Sputnik’s prospects of raising capital appear to be better by being a private company rather than a public company. The sale of stock of Laika to AstroChimp makes Laika a private company and further a company without a Ticker Symbol and thus not readily capable of Pink Sheet trading.

Further, management determined that additional capital could be raised by transforming itself into a public shell, having management sell a controlling interest in the public shell, and management agreeing to invest all proceeds of the sale of such controlling interest into Laika, after payment of all personal tax liabilities and out-of-pocket expenses as a result of such sale, and management has agreed to do so.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the OTC Bulletin Board under the trading symbol “SPUT.” The figures set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions. Our stock commenced trading on August 15, 2007.

2007 Quarter Ended	High	Low
December 31, 2007	$.255	$.16
September 30, 2007	$.65	$.37

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

Holders

As of December 31, 2007, we had 99 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission.   We will voluntarily send an annual report to shareholders containing audited financial statements.

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

Overview

On November 13, 2007 we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika. On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company.

In our business at December 31, 2007, our customers are service providers and businesses that want to offer their own, proprietary wireless internet access services to their customers. These networks are commonly referred to as Wi-Fi networks. However, our customers do not want to give the general public unrestricted access to these networks. Further, they want the ability to be able to generate revenues from the operation of their networks.

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

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Sputnik considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts.

Sputnik records a reduction to revenue for estimates for returns based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of December 31, 2007.

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

Impairment of Long-Lived Assets. Sputnik reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Sputnik assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock Based Compensation.
Sputnik accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007 no options to employees have been granted.

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

Basic and diluted net loss per share. Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under Sputnik's stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive.

Recently issued accounting pronouncements. Sputnik does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Revenue Recognition. Sputnik recognizes revenue for hardware, software and services when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or service is provided. Sputnik is responsible for fulfillment of the product or service, including the acceptability of the product or service ordered or purchased. Sputnik takes title to a product before it is ordered by a customer and has latitude in establishing a price with the customer. In all cases Sputnik reconfigures the software prior to delivery to the customer using multiple suppliers with discretion in choosing between suppliers. Sputnik is involved in the determination of product or service specifications. Sputnik has both physical loss inventory risk and credit risk. Sputnik generates service revenues primarily by selling monthly or annual subscriptions to its software, which it hosts on its servers. Service revenue is recognized as it is earned. In addition, it generates service revenues by selling technical support, online or in-person training sessions, and online configuration services.

Results of Operations

Comparison of the Year ended December 31, 2007 to the Year ended December 31, 2006

Revenue for 2007 was $575,865 which was an increase of $86,472 from our revenue for 2006, which was $489,394. Our revenue increased primarily due to higher sales of software subscriptions which are recognized monthly over the period of the subscription, and a slight increase in hardware revenues, combined with a slight decrease in software license revenues. In both years our revenue streams included: hardware (Wi-Fi access points, antennas, and accessories), proprietary Sputnik software, software subscriptions (SputnikNet setup, monthly, and annual fees), and services (training, support incidents, and consulting). In 2007, revenues broke down as follows: 45% hardware, 40% software subscriptions, 13% software, and 2% services. In 2006, revenues broke down as follows: 45% hardware, 32% software subscriptions, 22% software, and 1% services. This shift in our revenue mix occurred as we put more emphasis on selling our software as a service or “web application”. Profit margins on the resale of hardware ranges from 20% for antennas to 40% for Wi-Fi access points.

Our cost of goods sold increased $38,686, to $208,260, for 2007, as compared to cost of goods sold of $169,574 for 2006.  Our cost of goods sold increased as a direct result of higher sales of our hardware products.

We had gross profit of $367,606 for 2007, which was an increase of $47,786 when compared to our gross profit for 2006, which was $319,820. Our gross margin decreased from 65% for 2006 to 64% for 2007, however this difference is too small to be material.

Our operating expenses increased $563,672, to $1,086,601 for 2007, as compared to operating expenses of $522,929 for 2006. Our operating expenses for 2007 included $694,969 in general and administrative costs, a $341,948 increase over general and administrative expense of $353,021 for 2006; research and development expense of $382,260, an increase of $219,056 over research and development expense of $163,204 for 2006; and depreciation and amortization expense of $9,372 which was an increase of $2,668 over depreciation and amortization expense of $6,704 for 2006. Our R&D expenditures are directed at adding new features and capabilities to our software products. The increase in operating expenses was primarily due to increased expenses related to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, hosting fees in connection with the growth of our software subscription service, and increases in our advertising, public relations, and investor relations expenses. Other income and losses included a decrease in interest expense of $1,561, to $1,197 for 2007, as compared to interest expense of $2,758 for 2006; interest income of $2,896 for 2007, which was an increase of $2,709 over interest income in 2006, which was $187.

We had a net loss of $717,296 for 2007, which represented an increase of $511,616 from our net loss for 2006, which was $205,680.

Liquidity and Capital Resources

We had total assets of $97,050 as of December 31, 2007, which consisted of total current assets of $81,194, which itself included cash of $4,292, accounts receivable of $29,802, inventory of $9,785 prepaid expenses of $37,315. Other assets included property and equipment of $9,755, and deposit of $6,101.

We had total liabilities of $203,628 as of December 31, 2007, which consisted solely of current liabilities and included $55,041 of accounts payable, due to shareholder of $65,000 and $83,587 of other current liabilities. Our bank revolving line of credit had a balance of $20,418 at December 31, 2007 and is personally secured by the assets of our Directors, David LaDuke and Arthur Tyde. It has a maximum borrowing amount of $107,000, bearing interest at a variable annual rate which was 10.25% as of December 31, 2007.

We had an accumulated deficit of $1,817,532, as of December 31, 2007.

We had net cash used in operating activities of ($706,619) for the year ended December 31, 2007, which consisted of net loss of ($717,296), depreciation of $9,372, changes in accounts receivable of ($25,203), inventory of $268, prepaid expenses of ($29,414), deposit of $2,466, and accounts payable and accrued liabilities of $52,800.

We had net cash used by investing activities of ($4,489) for the year ended December 31, 2007, which consisted of purchase of property and equipment of ($4,489).

We had $707,861 in net cash provided by financing activities for the year ended December 31, 2007, which consisted of common stock issued for cash of $622,443, line of credit for $20,417, and loan from shareholders of $65,000 .

From January 1, 2007 to February 10, 2007, we sold 957,607 shares of our Common Stock in the same offering, without any involvement of underwriters or broker-dealers, to 25 investors in consideration for an  aggregate amount of $622,443. The offering closed on February 10, 2007. The price per share was $.65 in this offering. As of March 31, 2007, all shares were issued.

Historically our cash has been provided by collection of sales revenues and short-term bank line of credit bearing an interest rate of 10.25% at December 31, 2007. Other than a loan of $65,000 provided to us by shareholders in 2007, there are no major outstanding cash commitments. As we expand, we may need to make sizeable cash commitments to secure inventory, and the impact of this potential trend on our business is uncertain. Our mix of capital resources has shifted from short-term debt to equity-based financing as we became a public company, which caused dilution of current shareholders. Because Sputnik keeps minimal inventories and receivables, the predominant component of our liquidity is our cash on hand. We also anticipate that continued growth of our company will require a substantial increase in capital needs. We believe that we can better serve these future capital requirements by issuing equity.

Sputnik suffered losses of $717,296 and $205,680 in 2007 and 2006, respectively, has an accumulated deficit of $1,817,532 and a working capital deficit of $122,434 at December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations.  We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all.

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

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Sputnik, Inc.
   San Francisco, California

We have audited the accompanying balance sheet of Sputnik, Inc. as of December 31, 2007, and the related statements of operations, stockholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the management of Sputnik, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period January 1, 2005 through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik, Inc. as of December 31, 2007, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the financial statements, Sputnik suffered recurring losses from operations and has a working capital deficiency at December 31, 2007. These factors and others raise substantial doubt about Sputnik's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Sputnik cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.

McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sputnik, Inc.
San Francisco, California

We have audited the accompanying statements of operations, stockholders’ deficit and of cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the management of Sputnik, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Sputnik, Inc.’s operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 12, 2007

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

ASSETS
Current Assets
Cash	$4,292
Accounts receivable	29,802
Inventory	9,785
Prepaid expenses	37,315
Total Current Assets	81,194

Property and equipment, net of accumulated depreciation of $18,758	9,755
Deposit	6,101

TOTAL ASSETS	$97,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$55,041
Accrued liabilities	50,161
Deferred revenue	13,008
Line of credit	20,418
Due to shareholder	65,000
Total Current Liabilities	203,628

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized,
14,763,919 shares issued and outstanding	14,764
Additional paid-in capital	1,696,190
Retained deficit	(1,817,53)
Total Stockholders' Deficit	(106,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$97,050

See summary of accounting policies and notes to consolidated financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$575,866	$489,394
Cost of goods sold	208,260	169,574

Gross profit	367,606	319,820

Expenses
General and administrative costs	694,969	353,021
Research and development	382,260	163,204
Depreciation and amortization	9,372	6,704
Total operating expense	1,086,601	522,929

Operating Loss	(718,995)	(203,109)

Interest income	2,896	187
Interest expense	(1,197)	(2,758)
NET LOSS	$(717,296)	$(205,680)

Basic and diluted loss per share	$(0.05)	$(0.02)
Weighted average shares outstanding	14,699,455	13,552,020

See summary of accounting policies and notes to consolidated financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2007

	Common		Additional Paid	Retained
	Shares	Stock	in Capital	Deficit	Totals

Balances, December 31, 2005	13,513,919	$13,514	$884,941	$(894,556)	$3,899

Share issuances:
For cash	292,393	292	189,764	-	190,056

Net loss	-	-	-	(205,680)	(205,680)
Balances, December 31, 2006	13,806,312	13,806	1,074,705	(1,100,236)	(11,725)

Share issuances:
For cash	957,607	958	621,485	-	622,443

Net loss	-	-	-	(717,296)	(717,296)
Balances, December 31, 2007	14,763,919	$14,764	$1,696,190	$(1,817,532)	$(106,578)

See summary of accounting policies and notes to consolidated financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities
Net loss	$(717,296)	$(205,680)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	9,372	6,704
Changes in working capital:
Accounts receivable	(25,203)	(2,779)
Inventory	268	9,672
Prepaid expenses and other current assets	(29,414)	(2,823)
Deposit	2,466	(5,867)
Accounts payable and accrued liabilities	52,800	4,804
Net cash used in operating activities	(707,007)	(195,969)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,489)	(12,942)

Cash Flows from Financing Activities
Line of credit and other liabilities	24,418	-
Proceeds from advance from shareholder	65,000	-
Common stock issued for cash	622,443	190,056
Net cash provided by financing activities	707,861	190,056

Net change in cash	(3,635)	(18,855)
Cash at beginning of year	7,927	26,782
Cash at end of year	$4,292	$7,927

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,197	$2,758
Cash paid for income taxes	-	-

Supplemental Non-cash Investing and Financing Information
Stock issued for debt	$-	$0

See summary of accounting policies and notes to consolidated financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
Notes to Financial Consolidated Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Sputnik, Inc. was incorporated in Delaware on September 27, 2001.  On February 10, 2005, we filed Articles of Conversion and new articles of incorporation in Nevada and became a Nevada corporation. Sputnik provides software for public Wi-Fi services. Sputnik's software is designed to give service providers and businesses the ability to control access to their Wi-Fi networks, and to offer free, branded, or fee-based Wi-Fi services. The software also enables centralized, web-based management of Wi-Fi networks. Sputnik also provides Wi-Fi hardware components that are pre-configured to work with Sputnik software.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Laika, Inc. (Subsidiary). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Sputnik considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Sputnik recognizes revenue for hardware, software and services when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or service is provided. Sputnik is responsible for fulfillment of the product or service, including the acceptability of the product or service ordered or purchased. Sputnik takes title to a product before it is ordered by a customer and has latitude in establishing a price with the customer. In all cases Sputnik reconfigures the software prior to delivery to the customer using multiple suppliers with discretion in choosing between suppliers. Sputnik is involved in the determination of product or service specifications. Sputnik has both physical loss inventory risk and credit risk. Sputnik generates service revenues primarily by selling monthly or annual subscriptions to its software, which it hosts on its servers. Service revenue is recognized as it is earned. In addition, it generates service revenues by selling technical support, online or in-person training sessions, and online configuration services.

Allowance for Doubtful Accounts. Sputnik records a reduction to revenue for estimates for returns based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of December 31, 2007.

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

Fair Value of Financial Instruments. SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Impairment of Long-Lived Assets. Sputnik reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Sputnik assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock Based Compensation. Sputnik accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007 no options to employees have been granted.

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

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under Sputnik's stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive. There were no common stock equivalents during 2007 and 2006.

Recently Issued Accounting Pronouncements. Sputnik does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $717,296 and $205,680 in 2007 and 2006, respectively, has an accumulated deficit of $1,817,532 and a working capital deficit of $122,434 at December 31, 2007. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - BANK REVOLVING LINE OF CREDIT

Sputnik has a revolving line of credit that is secured by the assets of certain stockholders. The line of credit has a maximum borrowing amount of $107,000, an interest rate of 10.25% and a balance due of $20,418 at December 31, 2007.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, Sputnik incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,402,975 at December 31, 2007, and will expire in years 2023 through 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Net operating losses	$477,012
Less: valuation allowance	(477,012)

Net deferred tax asset	$-

NOTE 5 - PROPERTY, PLANT & EQUIPMENT

Property and equipment as of December 31, 2007 consists of the following:

Description
Computers and office equipment	$28,513
Less: Accumulated depreciation	(18,758)
Property & equipment, net	$9,755

Depreciation expense for was $9,372 and $6,704 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 - DUE TO SHAREHOLDER

In December, 2007, we received $65,000 from our Chief Executive Officer, Director and Shareholder for working capital purposes. The amount is unsecured, non interest bearing, with no specific terms of repayment. No interest has been imputed due to the immaterial of the amount.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In 2007, Sputnik leased office space under an operating lease that expires in December 2009 that requires monthly rental payments of $2,933, $3,277 and $3,520 per month for the years 2007, 2008 and 2009, respectively. Rent expense was $35,200 and $17,313 in 2007 and 2006 respectively.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2007:

Year Ending December 31,
2008	$39,324
2009	$42,240
Total	$81,564

NOTE 8 - EQUITY

Sputnik was incorporated on September 27, 2001 in the State of Delaware, with 10,000,000 shares of authorized stock at $0.0001 par value. On February 10, 2005 Sputnik converted to a Nevada Corporation, with 50,000,000 shares of authorized stock at $0.001 par value.

From January 1, 2007 to February 10, 2007, we sold 957,607 shares of our Common Stock in the same offering, without any involvement of underwriters or broker-dealers, to 25 investors in consideration for an  aggregate amount of $622,443. The offering closed on February 10, 2007. The price per share was $.65 in this offering. As of March 31, 2007, all shares were issued.

NOTE 9 - CONCENTRATIONS

For the year ended December 31, 2007, one customer accounted for 13.9% of revenues. For the year ended December 31, 2006, no customers accounted for more than 10% of revenues.

NOTE 10 - DISCONTINUED OPERATIONS

On February 6, 2008, we proposed a special resolution to amend our Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., and to give us the authority to issue an additional 10,000,000 shares which will be designated “Preferred Stock”

This resolution was undertaken because management determined that additional capital could be raised by transforming itself into a public shell, having management sell a controlling interest in the public shell, and management agreeing to invest all proceeds of the sale of such controlling interest into Laika, after payment of all personal tax liabilities and out-of-pocket expenses as a result of such sale, and management has agreed to do so.

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the information under the captions “Changes in Registrant’s Certifying Accountant” and “Letter from Malone & Bailey, PC” in the Registrant’s Current Report Form 8-K dated October 11, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Director Compensation

Members of our Board of Directors did not receive compensation in 2007.

The Board of Directors and Committees

Members of our Board of Directors do not receive compensation for their services as Directors, although Directors may be reimbursed for reasonable expenses incurred in attending Board or committee meetings.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31 2007, 2006, 2005, and 2004 by our CEO.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)(2)	Total ($)
David LaDuke	2007	$92,400	$0	$0	$0	$0	$0	$0	$0
CEO,	2006	$43,500	$0	$0	$0	$0	$0	$13,500	$57,000
President, and	2005	$0	$0	$0	$0	$0	$0	$43,000	$43,500
Director	2004	$0	$0	$600,000	$0	$0	$0	$17,000	$617,000
				0

(1)	Consists of 6,000,000 shares of common stock issued in 2004 which were valued at $.10 per share.

(2)	Consists of consulting fees.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

David LaDuke 650 5th Street, Suite 303 San Francisco, CA 94107 President, Chief Executive Officer, Treasurer and Director	8,000,000	54.2%

Arthur Tyde 650 5th St., Suite 303 San Francisco, CA 94107 Director	1,000,000	6.8%

Kathy Giori 650 5th St., Suite 303 San Francisco, CA 94107	1,250,000	8.5%

Scott Hutton 423 Dell Ave, Mountain View CA 94035	1,000,000	6.8%

All Officers and Directors as a Group (2 persons)	9,000,000	60.96%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 14,763,919 shares of common stock outstanding as of December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007, we have not entered into and as of December 31, 2007 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons. Mr. LaDuke and Mr. Tyde are promoters of Sputnik, except as follows:

On November 13, 2007 we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika. On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of $65,000 of David LaDuke to us, leaving us as a shell company. AstroChimp is wholly-owned by Mr. LaDuke. The purchase price was not determined as a result of arms’-length negotiations. However, in view of the following:

Sputnik’s financial condition has continued to deteriorate since September 30, 2007. Sputnik’s liabilities now exceed its assets and it has negative shareholder equity and net worth. Unless its business plan succeeds, it will cease operations. Sputnik has explored all other transaction structures which will allow Sputnik to implement its business plan and avoid ceasing operations and has determined that no other viable alternative exists.

Sputnik’s Board of Directors determined the fairest measure of value of value of the stock of Laika in this situation was the amount of debt owed by Sputnik to Mr. LaDuke at December 15, 2007, which amount is approximately $65,000.

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

2006:	$23,413
2007:	$32,200

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:	$0
2007:	$0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:	$0
2007:	$0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:	$0
2007:	$0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 21, 2008.

SPUTNIK, INC.

/s/ David LaDuke
David LaDuke
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David LaDuke	Director	March 21, 2008

/s/ Arthur Tyde	Director	March 21, 2008