Form 10-Q
period 2008-03-31
Sputnik Enterprises, Inc
filed 2008-05-15
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒                 No ☐

As of May 14, 2008, there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
BALANCE SHEETS
March 31, 2008 and December 31, 2007
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$-	$4,292
Accounts receivable	-	29,802
Inventory	-	9,785
Prepaid expenses and other assets	-	37,315
Total Current Assets	-	81,194

Property and equipment, net of accumulated depreciation of $0 and $18,758, respectively	-	9,755
Deposit	-	6,101
TOTAL ASSETS	$-	$97,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$-	$55,041
Accrued liabilities	-	50,161
Deferred revenue	-	13,008
Line of credit	-	20,418
Due to shareholder	-	65,000
Total Current Liabilities	-	203,628

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 shares issued and outstanding in both periods	14,764	14,764
Paid-in capital	1,898,099	1,696,190
Retained deficit	(1,912,863)	(1,817,532)
Total Stockholders' Equity	-	(106,578)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$97,050

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	Three Months Ended
	March 31,
	2008		2007
Continuing operations

Revenue		$-		$133,013
Cost of goods sold		-		43,439
Gross profit		-		89,574

Expenses
General and administrative costs		-		217,557
Depreciation and amortization		-		2,261
Total operating expense		-		(219,818)
Operating Loss		-		(130,244)

Interest income		-		745
Interest expense		-		(21)

NET LOSS FROM CONTINUING OPERATIONS		-		(129,520)

Discontinued operations

Loss from discontinued operations		(91,467)		-
Loss on disposal		(3,864)		-

NET LOSS		$(95,331)		$(129,520)

Loss per common share from continuing operations – basic and diluted		(0.00)		(0.01)
Loss per common share from discontinued operations – basic and diluted		(0.01)		(0.00)

Basic and diluted loss per share	$	(0.01)	$	(0.01)
Weighted average shares outstanding		14,763,919		14,399,409

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007
Cash Flows from Operating Activities
Net loss from operations	$-	$(129,520)
Net loss from discontinued operations	(91,467)	-
Loss on disposal	(3,864)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,578	2,261
Imputed interest on shareholder note	1,909	-
Changes in working capital:
Accounts receivable	(5,660)	(25,923)
Inventory	(1,776)	(346)
Prepaid expenses and other assets	(2,467)	(3,475)
Accounts payable and accrued liabilities	6,404	21,741
Deposit	-	2,466
Net cash used in operating activities	(95,343)	(132,796)

Cash Flows from Investing Activities
Cash distributed in spin off	(23,580)	-
Purchase of property and equipment	-	(3,698)
Net cash used in investing activities	(23,580)	(3,698)

Cash Flows from Financing Activities
Line of credit	(20,369)	-
Proceeds from advance from shareholder	135,000	-
Common stock issued for cash	-	622,444
Net cash provided by financing activities	114,631	622,444

Net change in cash	(4,292)	485,950
Cash at beginning of period	4,292	7,927
Cash at end of period	$-	$493,877

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$853	$-
Cash paid for income taxes	-	-

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $91,467 for the three months ended March 31, 2008, has an accumulated deficit of $1,908,999 at March 31, 2008. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - DISCONTINUED OPERATIONS

On February 6, 2008, Sputnik amended our Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., and to give the authority to issue an additional 10,000,000 shares which will be designated “Preferred Stock”

This resolution was undertaken because management determined that additional capital could be raised by transforming itself into a public shell, having management sell a controlling interest in the public shell, and management agreeing to invest all proceeds of the sale of such controlling interest into Laika, after payment of all personal tax liabilities and out-of-pocket expenses as a result of such sale, and management has agreed to do so.

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company.

In connection with the sale of stock, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the effects of the dividend distribution which resulted from the sale of the stock of the wholly owned subsidiary at February 29, 2008:

	February 29, 2008	Adjustments	Adjusted February 29, 2008
ASSETS
Current Assets
Cash	$27,444	$(27,444)	$-
Accounts receivable	35,462	(35,462)	-
Inventory	11,561	(11,561)	-
Prepaid expenses and other assets	39,782	(39,782)	-
Total Current Assets	114,249	(114,249)	-

Property and equipment, net	8,177	(8,177)	-
Deposit	6,101	(6,101)	-
TOTAL ASSETS	$128,527	$(128,527)	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$61,494	$(61,494)	$-
Due to affiliate	200,000	(200,000)	-
Deferred revenue	13,008	(13,008)	-
Accrued liabilities	50,161	(50,161)	-
Total Current Liabilities	324,663	(324,663)	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $.001 par value, 50,000,000 shares authorized 14,763,919 shares issued and outstanding	14,764	-	14,764
Paid-in capital	1,698,099	200,000	1,898,099
Accumulated deficit	(1,908,999)	(3,864)	(1,912,863)
Total Stockholders' Equity	(196,136)	196,136	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,527	$(128,527)	$-

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

The following discussion of our financial condition and results of operations as of March 31, 2008 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

Overview

Sputnik, Inc. was incorporated in Delaware on September 27, 2001. On February 10, 2005, we filed Articles of Conversion and new Articles of Incorporation in Nevada and became a Nevada corporation due to lower annual corporate filing fees.

On November 13, we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika. On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. We also changed our name to Sputnik Enterprises on February 29, 2008.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Because on February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company, the quarterly results are not comparable or material and thus a discussion thereof is omitted.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. All expenses will be funded as an advance by our officers as we have no assets, liabilities or source of revenues.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2008.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2008.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2008.

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

SPUTNIK ENTERPRISES,INC.

Date: May 14, 2008	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general