Form 10-Q
period 2008-06-30
Sputnik Enterprises, Inc
filed 2008-08-13
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes  ☒ No ☐

As of August 12, 2008, there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
BALANCE SHEETS
June 30, 2008 and December 31, 2007
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$-	$4,292
Accounts receivable	-	29,802
Inventory	-	9,785
Prepaid expenses and other assets	-	37,315
Total Current Assets	-	81,194

Property and equipment, net of accumulated depreciation of $0 and $18,758, respectivelyw	-	9,755
Deposit	-	6,101
TOTAL ASSETS	$-	$97,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$55,041
Accrued liabilities	7,921	50,161
Deferred revenue	-	13,008
Line of credit	-	20,418
Due to shareholder	-	65,000
Total Current Liabilities	7,921	203,628

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 shares issued and outstanding in both periods	14,764	14,764
Paid-in capital	1,898,099	1,696,190
Retained deficit	(1,920,784)	(1,817,532)
Total Stockholders' Deficit	(7,921)	(106,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$97,050

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June, 30,
	2008		2007		2008		2007

Revenue		$-		$132,631		$-		$265,644
Cost of goods sold		-		45,703		-		89,142
Gross profit		-		86,928		-		176,502

Expenses:
General and administrative costs		7,921		280,178		7,921		497,732
Depreciation and amortization		-		2,376		-		4,637
Total operating expense		7,921		(282,554)		7,921		(502,369)
Operating Loss		(7,921)		(195,626)		(7,921)		(325,867)

Interest income		-		1,344		-		2,088
Interest expense		-		(139)		-		(160)

NET LOSS FROM CONTINUING OPERATIONS		(7,921)		(194,421)		(7,921)		(323,939)

Discontinued operations

Loss from discontinued operations		-		-		(91,467)		-
Loss on disposal		-		-		(3,864)		-

NET LOSS		$(7,921)		$(194,421)		$(103,252)		$(323,939)

Loss per common share from continuing operations – basic and diluted		(0.00)		(0.01)		(0.00)		(0.02)
Loss per common share from discontinued operations – basic and diluted		(0.00)		(0.00)		(0.01)		(0.00)

Basic and diluted loss per share	$	(0.00)	$	(0.01)	$	(0.01)	$	(0.02)
Weighted average shares outstanding		14,763,919		14,763,919		14,763,919		14,582,671

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(unaudited)

	2008	2007
Cash Flows from Operating Activities
Net loss from operations	$(7,921)	$(323,939)
Net loss from discontinued operations	(91,467)	-
Loss on disposal	(3,864)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,578	4,637
Imputed interest on shareholder note	1,909	-
Changes in working capital:
Accounts receivable	(5,660)	(20,936)
Inventory	(1,776)	(3,169)
Prepaid expenses and other assets	(2,467)	(9,677)
Accounts payable and accrued liabilities	14,325	(5,153)
Net cash used in operating activities	(95,343)	(358,237)

Cash Flows from Investing Activities
Cash distributed in spin off	(23,580)	-
Purchase of property and equipment	-	(4,489)
Net cash used in investing activities	(23,580)	(3,698)

Cash Flows from Financing Activities
Line of credit	(20,369)	-
Proceeds from advance from shareholder	135,000	-
Common stock issued for cash	-	622,444
Net cash provided by financing activities	114,631	622,444

Net change in cash	(4,292)	259,718
Cash at beginning of period	4,292	7,927
Cash at end of period	$-	$267,645

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$853	$160
Cash paid for income taxes	-	-

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2007 quarterly financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $103,252 for the six months ended June 30, 2008 and has an accumulated deficit of $1,920,784 at June 30, 2008. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

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

The following discussion of our financial condition and results of operations as of June 30, 2008 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

Overview

Sputnik, Inc. was incorporated in Delaware on September 27, 2001. On February 10, 2005, we filed Articles of Conversion and new Articles of Incorporation in Nevada and became a Nevada corporation due to lower corporate filing fees.

On November 13, 2007, we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika. On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. We also changed our name to Sputnik Enterprises on February 29, 2008.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Because on February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company, the quarterly results are not comparable or material and thus a discussion thereof is omitted.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

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

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO/CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that our internal controls over financial reporting were effective and that there is no material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s quarterly or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2008.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2008.

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

SPUTNIK ENTERPRISES,INC.

Date: August 12, 2008	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general