Form 10-Q
period 2008-09-30
Sputnik Enterprises, Inc
filed 2008-11-19
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes  ☒ No ☐

As of November 6, 2008 there were 14,763,919 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007, and from re-entering the development stage, February 29, 2008 to September 30, 2008 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007, and from re-entering the development stage, February 29, 2008 to September 30, 2008 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$-	$4,292
Accounts receivable	-	29,802
Inventory	-	9,785
Prepaid expenses and other assets	-	37,315
Total Current Assets	-	81,194

Property and equipment, net of accumulated depreciation of $0 and $18,758, respectively	-	9,755
Deposit	-	6,101
TOTAL ASSETS	$-	$97,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$55,041
Accrued liabilities	9,962	50,161
Deferred revenue	-	13,008
Line of credit	-	20,418
Note payable	25,000	-
Due to shareholder	-	65,000
Total Current Liabilities	34,962	203,628

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 14,763,919 shares issued and outstanding in both periods	14,764	14,764
Paid-in capital	1,898,598	1,696,190
Accumulated deficit from development stage	(35,461)	-
Accumulated deficit from prior operations	(1,912,863)	(1,817,532)
Total Stockholders' Deficit	(34,962)	(106,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$97,050

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended				Nine Months Ended				Re-entering
	September 30,				September, 30,				Development Stage to
	2008		2007		2008		2007		September 30, 2008

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		27,041		-		35,461		-	35,461
Depreciation and amortization		-		-		-		-	-
Total operating expense		27,041		-		35,461		-	35,461
Operating Loss		(27,041)		-		(35,461)		-	(35,461)

Interest income		-		-		-		-	-
Interest expense		-		-		-		-	-

NET LOSS FROM CONTINUING OPERATIONS		(27,041)		-		(35,461)		-	(35,461)

Discontinued operations

Loss from discontinued operations		-		(177,623)		(91,467)		(501,562)	-
Loss on disposal		-		-		(3,864)		-	-

NET LOSS		$(27,041)		$(177,623)		$(130,792)		$(501,562)	$(35,461)

Loss per common share from continuing operations - basic and diluted		(0.00)		(0.00)		(0.00)		(0.00)
Loss per common share from discontinued operations - basic and diluted		(0.00)		(0.01)		(0.01)		(0.03)

Basic and diluted loss per share	$	(0.00)	$	(0.01)	$	(0.01)	$	(0.03)
Weighted average shares outstanding		14,763,919		14,763,919		14,763,919		14,458,748

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended		Re-entering Development Stage to September 30, 2008
	2008	2007
Cash Flows from Operating Activities
Net loss from operations	$(35,461)	$-	$(35,461)
Net loss from discontinued operations	(91,467)	(501,562)	-
Loss on disposal	(3,864)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,578	7,005	-
Imputed interest on note payable	2,408	-	499
Note payable issued for legal expenses	25,000	-	25,000
Changes in working capital:
Accounts receivable	(5,660)	(55,473)	-
Inventory	(1,776)	(7,562)	-
Prepaid expenses and other assets	(2,467)	(33,099)	-
Accounts payable and accrued liabilities	16,366	50,836	9,962
Net cash used in operating activities	(95,343)	(539,855)	-

Cash Flows from Investing Activities
Cash distributed in spin off	(23,580)	-	-
Purchase of property and equipment	-	(4,489)	-
Net cash used in investing activities	(23,580)	(4,489)	-

Cash Flows from Financing Activities
Line of credit	(20,369)	-	-
Proceeds from advance from shareholder	135,000	-	-
Common stock issued for cash	-	622,444	-
Net cash provided by financing activities	114,631	622,444	-

Net change in cash	(4,292)	78,100	-
Cash at beginning of period	4,292	7,927	-
Cash at end of period	$-	$86,027	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$853	$611	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A DEVELOPMENT STAGE COMPANY)
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $103,792 for the nine months ended September 30, 2008 and has an accumulated deficit of $1,948,324 at September 30, 2008. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 3 - ACCOUNTING POLICIES

Development Stage Enterprise - As a result of the Company’s sale of Laika, Inc., its only source of revenue, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this Statement and its effect on the financial statements.

NOTE 4 - NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses to be incurred during the quarter. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $499 is reflected as an increase to additional paid in capital.

NOTE 5 - DISCONTINUED OPERATIONS

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

NOTE 6 – SUBSEQUENT EVENT

On November 18, 2008, Sputnik Enterprises, Inc. and Sputnik, Inc. entered into a rescission agreement pursuant to which the parties agreed to rescind ab initio the issuance of 35,000,000 shares to Sputnik, Inc. on or about April 14, 2008.

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

The following discussion of our financial condition and results of operations as of September 30, 2008 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Because on February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company, the quarterly results are not comparable or material and thus a discussion thereof is omitted.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2008.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2008.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
10.1	Rescission Agreement
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

SPUTNIK ENTERPRISES,INC.

Date: November 18, 2008	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Rescission Agreement

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general