Form 10-K
period 2008-12-31
Sputnik Enterprises, Inc
filed 2009-03-31
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52948

Sputnik Enterprises Inc.
 (Exact name of registrant as specified in its charter)

Nevada	52-234-8956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 5TH STREET SUITE 303 SAN FRANCISCO, CA 94107
(Address of principal executive offices)

(415) 355-9500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2009, there were 295,278 shares of common stock, par value $.001, outstanding.

PART I

Item 1. Description of Business.

Sputnik Enterprises Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on September 27, 2001 under the name Sputnik, Inc. On February 10, 2005, we filed Articles of Conversion and new articles of incorporation in Nevada and became a Nevada corporation. From that time until February 29, 2008 the Company developed and marketed Wi-Fi software, services, and hardware for the public access wireless networking market.

On November 13, 2007 we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika.

On February 6, 2008, the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., a Nevada corporation wholly owned by David LaDuke, Sputnik’s President and Director.

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of $65,000 of David LaDuke to us, leaving us as a shell company.  AstroChimp is wholly-owned by Mr. LaDuke. Subsequently Astrochimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

Sputnik Enterprises seeks the consummation of a reverse merger with another operating company but following the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. has had and will have no active operations until such reverse merger is finalized.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

None

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC-BB with the symbol SPNI.OB.  As of March 30, 2009, there were 98 shareholders of record of the Common Stock.

Preferred Stock

On February 6, 2008, Sputnik amended our Articles of Incorporation to authorize the issuance of 10,000,000 shares which will be designated “Preferred Stock”. The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Sputnik Enterprises seeks the consummation of a reverse merger with another operating company. The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating a reverse merger.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company.  All expenses will be funded as an advance by our officers as we have no assets, liabilities or source of revenues.

On December 31, 2008 we had total assets of $0 compared to assets of $97,050 at December 31, 2007, as a result of discontinuing our operations.

We had total liabilities of $26,940 as of  December 31, 2008, which consisted solely of current liabilities and included $25,000 in note payable and $1,940 of accrued liabilities. We had an accumulated deficit from prior operations of $1,912,836 and an accumulated deficit from development stage of $46,462, as of December 31, 2008.

We had net cash used of ($105,282) for the year ended December 31, 2008, which consisted of net loss from operations of ($46,462), net loss from discontinued operations of ($91,467), loss on disposal of ($3,864), depreciation of $1,578, inputed interest on note payable of $2,908, note payable for legal expenses of $25,000, changes in accounts receivable of ($5,660), changes in inventory of ($1,776), changes in prepaid expenses and other current assets of ($2,467), and changes in accounts payable and accrued liabilities of $16,928.

We had net cash used by investing activities of ($23,580) for the year ended December 31, 2008, which consisted of cash distributed in spin off of ($23,580).

We had $113,154 in net cash provided by financing activities for the year ended December 31, 2008 which consisted of ($20,369) change in line of credit and other liabilities, $18,523 donated from shareholder, $135,000 proceeds from advance from shareholder.

Results of Operations

Our net loss for 2008 was $(141,793), which is not comparable to the results of operations in 2007 because on February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. The net loss consisted of ($46,462) from continuing operations, ($91,467) from discontinued operations, and ($3,864) loss on disposal.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies
The financial reports for the period contained one additional critical accounting policy which was also an initial adoption of accounting policy that had a material impact.  Below is a brief discussion of events that materially affected our financial statements and the basis in which the transactions were recorded.

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of the operations of Sputnik, Inc., the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements.

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

David LaDuke	48	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

The following is information on the business experience of each director and officer.

Mr. LaDuke has served as President and Chief Executive Officer of Sputnik since February 2002. Since April 12, 2005, Mr. LaDuke has served as our Treasurer.  Since November 2003, he has served as Secretary of Sputnik. In November 1998, he co-founded Linuxcare Inc. a provider of enterprise services for open-source software. He served as Vice President of Marketing there until April 2001. From June 2001 to July 2003 and March 1993 to November 1998, Mr. LaDuke was an independent consultant in technology, marketing and business strategy for various companies including Apple Computer, Crystal Decisions, Netscape Communications, Oracle Corporation, Pinnacle Systems, Silicon Graphics, and others. From November 1989 to February 1993, Mr. LaDuke worked as the manager of publishing industry marketing at NeXT Computer, Inc., a computer manufacturing company acquired by Apple Computer in 1996.  From September 1986 to October 1989, Mr. LaDuke worked in marketing positions at Apple Computer, Inc. Mr. LaDuke earned an M.B.A. from the Tuck School of Business Administration at Dartmouth College in 1985, an M.F.A. from Columbia University in 1983 and an A.B. from Columbia College, Columbia University in 1982.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended December 31, 2008.

Executive Officer Compensation Table

The named executive officers received the following compensation from Sputnik Enterprises during the fiscal year ended December 31, 2008 and November 30, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

David LaDuke, current President and Director	2008	$15,400	None
	2007	$92,400	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 31, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Sputnik, Inc.(1)	860,000	86.4%

All Directors and Officers as a Group (1 company)	860,000	86.4%
_____________

(1)           David LaDuke is sole officer and director of Sputnik, Inc.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

During 2008, we have not entered into and as of December 31, 2008 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

Sputnik’s Board of Directors determined the fairest measure of value of value of the stock of Laika in this situation was the amount of debt owed by Sputnik to Mr. LaDuke at December 15, 2007, which amounted to $65,000.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
December 31, 2008	$17,553	$0	$0	$0
December 31, 2007	$32,200	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-Q quarterly reports and Form 10-K annual reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Expenses	F-4

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Deficit	F-6

Notes to Financial Statements	F-7 F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sputnik Enterprises Inc.
(formerly Sputnik, Inc.)

We have audited the accompanying balance sheets of Sputnik Enterprises Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises Inc. and as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2009

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A Development Stage Company)
Balance Sheets
As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Net assets related to discontinued operations	-	97,050
TOTAL ASSETS	$-	$97,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$1,940	$-
Note payable	25,000	-
Total Current Liabilities	26,940	-
Net liabilities related to discontinued operations	-	206,628
Total Liabilities	26,940	203,628
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,932,090	1,710,659
Accumulated deficit from development stage	(46,462)	-
Accumulated deficit from prior operations	(1,912,863)	(1,817,532)
Total Stockholders' Deficit	(26,940)	(106,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$97,050

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

			Re-entering Development Stage to
	2008	2007	December 31, 2008

Revenue	$-	-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Expenses
General and administrative costs	46,462	-	46,462
Depreciation and amortization	-	-	-
Total operating expense	46,462	-	46,462

Operating Loss	(46,462)	-	(46,462)

Interest income	-	-	-
Interest expense	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(46,462)	-	$(46,462)

Discontinued operations

Loss from discontinued operations	(91,467)	(717,296)	-
Loss on disposal	(3,864)	-	-

NET LOSS	$(141,793)	$(717,296)	$(46,462)

Loss per common share from continuing operations – basic and diluted	(0.00)	(0.00)
Loss per common share from discontinued operations – basic and diluted	(0.00)	(0.05)

Basic and diluted loss per share	$(0.00)	$(0.05)
Weighted average shares outstanding	295,278	293,989

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2008 and the Periods From July 27, 2007 (Inception)
Through November 30, 2007 and 2008

	2008	2007	Re-entering Development Stage to December 31, 2008

Cash Flows from Operating Activities
Net loss from operations	$(46,462)	$-	$(46,462)
Net loss from discontinued operations	(91, 467)	(717,296)	-
Loss on disposal	(3,864)		-
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation	1,578	9,372	-
Imputed interest on note payable	2,908		999
Note payable issued for legal expenses	25,000		25,000
Changes in working capital:
Accounts receivable	(5,660)	(25,203)	-
Inventory	(1,776)	268	-
Prepaid expenses and other current assets	(2.467)	(29,414)	-
Deposit		2,466	-
Accounts payable and accrued liabilities	16,928	52,800	1,940
Net cash used in operating activities	(105,282)	(707,007)	(18,523)

Cash Flows from Investing Activities
Cash distributed in spin off	(23,580)		-
Purchase of property and equipment	-	(4,489)	-
Net cash used in investing activities	(23,580)	(4,489)	-

Cash Flows from Financing Activities
Line of credit and other liabilities	(20,369)	24,418	-
Donated capital from shareholder	18,523		18,523
Proceeds from advance from shareholder	135,000	65,000	-
Common stock issued for cash		622,443	-
Net cash provided by financing activities	133,154	707,861	18,523

Net change in cash	(4,292)	(3,635)	-
Cash at beginning of year	4,292	7,927	-
Cash at end of year	$-	$4,292	-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$853	$1,197	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Years Ended December 31, 2008 and 2007

				Accumulated
			Additional	(Deficit)		Total
	Common Stock		Paid-in	Development	Prior	Stockholders'
	Number of Shares	Amount	Capital	Stage	Operations	Deficit

Balances, December 31, 2006	276,126	$276	$1,088,235	$-	$(1,100,236)	$(11,725)

Share issuances for cash	19,152	19	622,424	-	-	622,443

Net loss	-	-	-	-	(717,296)	(717,296)

Balance – December 31, 2007	295,278	295	1,710,659	-	(1,817,532)	(106,578)

Imputed interest	-	-	2,908	-	-	2,908

Donated capital from shareholder	-	-	18,523	-	-	18,523

Laika adjustment	-	-	200,000	-	-	200,000

Net loss	-	-	-	(46,462)	(95,331)	(141,793)

Balance - December 31, 2008	295,278	$295	$1,932,090	$(46,462)	$(1,912,863)	$(26,940)

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(FORMERLY SPUTNIK, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Sputnik Enterprises Inc. was incorporated in the State of Delaware on September 27, 2001 under the name Sputnik, Inc. On February 10, 2005, we filed Articles of Conversion and new articles of incorporation in Nevada and became a Nevada corporation. From that time until February 29, 2008 the Company developed and marketed Wi-Fi software, services, and hardware for the public access wireless networking market.

On November 13, 2007 we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika.

On February 6, 2008, the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., a Nevada corporation wholly owned by David LaDuke, Sputnik’s President and Director.

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of $65,000 of David LaDuke to us, leaving us as a shell company.  AstroChimp is wholly-owned by Mr. LaDuke. Subsequently Astrochimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

Sputnik Enterprises seeks the consummation of a reverse merger with another operating company but has had and will have no active operations until such reverse merger is finalized.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, Sputnik Enterprises considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Revenue Recognition

Sputnik Enterprises recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

Sputnik Enterprises uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2008, no equivalents existed because the effect would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options during the period ended December 31, 2008.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Recently Issued Accounting Pronouncements

Sputnik Enterprises does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $141,793 for the year ended December 31, 2008 and has an accumulated deficit of 1,959,325 at December 31, 2008. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Sputnik Enterprises neither owns nor leases any real or personal property. Most office services are provided without charge by the President. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers / directors are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between Sputnik Enterprises and their other business interests. Sputnik Enterprises has not formulated a policy for the resolution of such conflicts.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, Sputnik incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,544,768 and $1,402,975 at December 31, 2008 and 2007, respectively, and will begin to expire in the year 2023.

At November 30, 2008 and 2007, deferred tax assets consisted of the following:

Deferred tax assets	2008	2007
Net operating losses	$525,221	$477,012
Less: valuation allowance	(525,221)	(477,012)
Net deferred tax asset	$-	$-

NOTE 5 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses to be incurred during the quarter. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $2,908 calculated at 8% interest is reflected as an increase to additional paid in capital.

NOTE 6 – DISCONTINUED OPERATIONS

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

In connection with the sale of stock, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the effects of the dividend distribution which resulted from the sale of the stock of the wholly owned subsidiary at February 29, 2008:

	February 29, 2008	Adjustments	Adjusted February 29, 2008
ASSETS
Current Assets
Cash	$27,444	$(27,444)	$-
Accounts receivable	35,462	(35,462)	-
Inventory	11,561	(11,561)	-
Prepaid expenses and other assets	39,782	(39,782)	-
Total Current Assets	114,249	(114,249)	-

Property and equipment, net	8,177	(8,177)	-
Deposit	6,101	(6,101)	-
TOTAL ASSETS	$128,527	$(128,527)	$-

	February 29, 2008	Adjustments	Adjusted February 29, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$61,494	$(61,494)	$-
Due to affiliate	200,000	(200,000)	-
Deferred revenue	13,008	(13,008)	-
Accrued liabilities	50,161	(50,161)	-
Total Current Liabilities	324,663	(324,663)	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $.001 par value, 50,000,000 shares authorized 14,763,919 shares issued and outstanding	14,764	-	14,764
Paid-in capital	1,698,099	200,000	1,898,099
Accumulated deficit	(1,908,999)	(3,864)	(1,912,863)
Total Stockholders' Equity	(196,136)	196,136	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,527	$(128,527)	$-

The following table shows the net assets and net liabilities related to the discontinued operations as of December 31, 2007:
Net Assets Related to Discontinued Operations
Cash related to discontinued operations	$4,292
Accounts receivable related to discontinued operations, net of allowance of $0	29,802
Inventory related to discontinued operations	9,785
Prepaid expenses and other assets related to discontinued operations	37,315
Property and equipment related to discontinued operations , net of accumulated depreciation of $0 and $18,758, respectively	9,755
Deposit related to discontinued operations	6,101
Total Net Assets Related to Discontinued Operations	$97,050

Net Liabilities Related to Discontinued Operations
Accounts payable related to discontinued operations	$55,041
Accrued liabilities related to discontinued operations	50,161
Deferred revenue related to discontinued operations	13,008
Line of credit related to discontinued operations	20,418
Note payable related to discontinued operations	-
Due to shareholder related to discontinued operations	65,000
Total Net Liabilities Related to Discontinued Operations	$203,628

NOTE 7 – CAPITAL STOCK

On October 27, 2008, Sputnik Enterprises, Inc. executed a 50:1 reverse split of its stock, with fractional shares rounded up. All share information presented has been adjusted to reflect the reverse split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: March 31, 2009	By:	/s/ David LaDuke
David LaDuke, Chief Executive Officer and President

Dated: March 31, 2009	By:	/s/ David LaDuke
David LaDuke, Director