Form 10-Q
period 2009-03-31
Sputnik Enterprises, Inc
filed 2009-05-01
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes  ☒ No ☐

As of April 30, 2009 there were 10,295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	3

	Statements of Operations for the Three Months Ended March 31, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to March 31, 2009 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to March 31, 2009 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	8

Item 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		9

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$1,940	$1,940
Note payable	25,000	25,000
Total Current Liabilities	26,940	26,940

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,286 shares issued and outstanding in both periods	295	295
Paid-in capital	1,934,654	1,932,090
Accumulated deficit from development stage	(49,026)	(46,462)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(26,940)	(26,940)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended				Re-entering
	March 31,				Development Stage to
	2009		2008		March 31, 2009

Revenue		$-		$-	$-
Cost of goods sold		-		-	-
Gross profit		-		-	-
					-
Expenses:
General and administrative costs		2,064		-	47,527
Total operating expense		-		-	47,527
Operating Loss		-		-	(47,527)

Interest expense		500		-	1,499

NET LOSS FROM CONTINUING OPERATIONS		2,564		-	(49,026)

Discontinued operations

Loss from discontinued operations		-		(91,467)
Loss on disposal		-		(3,864)	-

NET LOSS		$(2,564)		$(95,311)	$(49,026)

Loss per common share from continuing operations – basic and diluted		(0.00)		(0.00)
Loss per common share from discontinued operations – basic and diluted		(0.00)		(0.32)

Basic and diluted loss per share	$	(0.00)	$	(0.32)
Weighted average shares outstanding		295,286		295,526

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended March 31,		Re-entering Development Stage
	2009	2008	to March 31, 2009
Cash Flows from Operating Activities
Net loss from operations	$(2,564)		$(49,026)
Net loss from discontinued operations	-	(91,467)	-
Loss on disposal	-	(3,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	1,578	-
Imputed interest on note payable	500	1,909	1,499
Note payable issued for legal expenses	-	-	25,000
Changes in working capital:
Accounts receivable	-	(5,660)	-
Inventory	-	(1,776)	-
Prepaid expenses and other assets	-	(2,467)	-
Accounts payable and accrued liabilities	-	6,404	1,940
Net cash used in operating activities	(2,064)	(95,343)	(20,587)

Cash Flows from Investing Activities
Cash distributed in spin off	-	(23,580)	-
Net cash used in investing activities	-	(23,580)	-

Cash Flows from Financing Activities
Line of credit	-	(20,369)	-
Donated capital	2,064		20,587
Proceeds from advance from shareholder	-	135,000	-
Net cash provided by financing activities	2,064	91,051	20,587

Net change in cash	-	(4,292)	-
Cash at beginning of period	-	4,292	-
Cash at end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$853	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $2,564for the three months ended March 31, 2009 and has an accumulated deficit of $1,961,889 at March 31, 2009. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

Development Stage Enterprise – As a result of the Company’s sale of Laika, Inc., its only source of revenue, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this Statement and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 is reflected as an increase to additional paid in capital for the three months ended March 31, 2009.

NOTE 5 – SUBSEQUENT EVENT

On April 1, 2009, Sputnik Enterprises, Inc. issued 10,000,000 shares of its common stock to Sputnik, Inc. for its continued funding of the Company’s expenses, including keeping it current in SEC reporting requirements until a controlling interest is sold.

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

The following discussion of our financial condition and results of operations as of March 31, 2009 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2009.

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

SPUTNIK ENTERPRISES,INC.

Date: May 1, 2009	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general.