Form 10-Q
period 2009-06-30
Sputnik Enterprises, Inc
filed 2009-08-11
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes  ☒      No ☐

As of August 3, 2009 there were 10,295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to June 30, 2009 (unaudited)	4

	Statements of Cash Flows for the Three and Six Months Ended June 30, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to June 30, 2009 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	8

Item 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

PART I — FINANCIAL INFORMATION

Item 1.                     Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$1,940
Note payable	25,000	25,000
Total Current Liabilities	25,000	26,940

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,286 shares issued and outstanding in both periods	295	295
Paid-in capital	1,938,924	1,932,090
Accumulated deficit from development stage	(51,356)	(46,462)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(26,940)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended				Six Months Ended				Re-entering Development
	June 30,				June 30,				Stage to
	2009		2008		2009		2008		June 30, 2009

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-
									-
Expenses:
General and administrative costs		1,830		7,921		3,894		7,921	49,357
Total operating expense		1,830		7,921		3,894		7,921	49,357
Operating Loss		(1,830)		(7,921)		(3,894)		(7,921)	(49,357)

Interest expense		500		-		1,000		-	1,999

NET LOSS FROM CONTINUING OPERATIONS		(2,330)		(7,921)		(4,894)		(7,921)	(51,356)

Discontinued operations

Loss from discontinued operations		-		-		-		(91,467)	-
Loss on disposal		-		-		-		(3,864)	-

NET LOSS		$(2,330)		$(7,921)		$(4,894)		$(103,252)	$(51,356)

Loss per common share from continuing operations – basic and diluted		(0.01)		(0.00)		(0.02)		(0.00)
Loss per common share from discontinued operations – basic and diluted		(0.00)		(0.00)		(0.00)		(0.01)

Basic and diluted loss per share	$	(0.01)	$	(0.00)	$	(0.02)	$	(0.01)
Weighted average shares outstanding		295,278		14,763,919		295,278		14,763,919

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage to June 30, 2009
	2009	2008
Cash Flows from Operating Activities
Net loss from operations	$(4,894)	$(7,921)	$(51,356)
Net loss from discontinued operations	-	(91,467)	-
Loss on disposal	-	(3,864)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	1,578	-
Imputed interest on note payable	1,000	1,909	1,999
Note payable issued for legal expenses			25,000
Changes in working capital:
Accounts receivable	-	(5,660)	-
Inventory	-	(1,776)	-
Prepaid expenses and other assets	-	(2,467)	-
Accounts payable and accrued liabilities	-	14,325	1,940
Net cash used in operating activities	(3,894)	(95,343)	(22,417)

Cash Flows from Investing Activities
Cash distributed in spin off	-	(23,580)	-
Net cash used in investing activities	-	(23,580)	-

Cash Flows from Financing Activities
Line of credit	-	(20,369)	-
Donated capital	3,894	-	22,417
Proceeds from advance from shareholder	-	135,000	-
Net cash provided by financing activities	3,894	114,631	22,417

Net change in cash	-	(4,292)	-
Cash at beginning of period	-	4,292	-
Cash at end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$853	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $2,330 for the three months ended June 30, 2009 and $4,894 for the six months ended June 30, 2009 and has an accumulated deficit of $1,964,219 at June 30, 2009. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

Development Stage Enterprise – As a result of the Company’s sale of Laika, Inc., its only source of revenue, the Company is now considered a development stage enterprise pursuant to FASB Statement 7, which focuses on development stage companies. Users of the financial statements should be familiar with this Statement and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $1,000 is reflected as an increase to additional paid in capital for the six months ended June 30, 2009.

NOTE 5 – SUBSEQUENT EVENT

On July 1, 2009, Sputnik Enterprises, Inc. issued 10,000,000 shares of its common stock to Sputnik, Inc. for its continued funding of the Company’s expenses, including keeping it current in SEC reporting requirements until a controlling interest is sold.

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

The following discussion of our financial condition and results of operations as of June 30, 2009 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

 Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2009, which was unchanged from our revenue of $0 for the three months ended June 30, 2008. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2009 was $2,330, which was a decrease of $ 5,591 from our net loss of $7,921 in the three-month period ended June 30, 2008. The primary reason for the decrease was the fact that we incurred higher accounting costs in the three-month period ended June 30, 2008 related to our recent status as an operating company.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings.

None.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2009.

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

SPUTNIK ENTERPRISES,INC.

Date: August 11, 2009	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general