Form 10-Q
period 2009-09-30
Sputnik Enterprises, Inc
filed 2009-11-12
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes  ☒ No ☐

As of November 9, 2009 there were 295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Operations for the Nine Months Ended September 30, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to September 30, 2009 (unaudited)	4

	Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008, and from re-entering the development stage, February 29, 2008 to September 30, 2009 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		11

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$1,940
Note payable	25,000	25,000
Total Current Liabilities	25,000	26,940

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,941,129	1,932,090
Accumulated deficit from development stage	(53,561)	(46,462)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(26,940)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended				Nine Months Ended				Re-entering Development
	September 30,				September 30,				Stage to
	2009		2008		2009		2008		September 30, 2009

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		1,705		27,041		5,599		35,461	51,062
Total operating expense		1,705		27,041		5,599		35,461	51,062
Operating Loss		(1,705)		(27,041)		(5,599)		(35,461)	(51,062)

Interest expense		500		-		1,500		-	2,499

NET LOSS FROM CONTINUING OPERATIONS		(2,205)		(27,041)		(7,099)		(35,461)	(53,561)

Discontinued operations

Loss from discontinued operations		-		-		-		(91,467)	-
Loss on disposal		-		-		-		(3,864)	-

NET LOSS		$(2,205)		$(27,041)		$(7,099)		$(130,792)	$(53,561)

Loss per common share from continuing operations – basic and diluted		(0.01)		(0.00)		(0.02)		(0.00)
Loss per common share from discontinued operations – basic and diluted		(0.00)		(0.00)		(0.00)		(0.01)

Basic and diluted loss per share	$	(0.01)	$	(0.00)	$	(0.02)	$	(0.01)
Weighted average shares outstanding		295,278		295,278		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended September 30,		Re-entering Development Stage to September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss from operations	$(7,099)	$(35,461)	$(53,561)
Net loss from discontinued operations	-	(91,467)	-
Loss on disposal	-	(3,864)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	1,578	-
Imputed interest on note payable	1,500	2,408	2,499
Note payable issued for legal expenses		25,000	25,000
Changes in working capital:
Accounts receivable	-	(5,660)	-
Inventory	-	(1,776)	-
Prepaid expenses and other assets	-	(2,467)	-
Accounts payable and accrued liabilities	-	16,366	1,940
Net cash used in operating activities	(5,599)	(95,343)	(24,122)

Cash Flows from Investing Activities
Cash distributed in spin off	-	(23,580)	-
Net cash used in investing activities	-	(23,580)	-

Cash Flows from Financing Activities
Line of credit	-	(20,369)	-
Donated capital	-	-	24,122
Proceeds from advance from shareholder	5,599	135,000	-
Net cash provided by financing activities	5,599	114,631	24,122

Net change in cash	-	(4,292)	-
Cash at beginning of period	-	4,292	-
Cash at end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$853	$-
Cash paid for income taxes	-	-	-

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, Sputnik adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $2,205 for the three months ended September 30, 2009 and $7,099 for the nine months ended September 30, 2009 and has an accumulated deficit of $1,966,424 at September 30, 2009. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

Development Stage Enterprise – As a result of the Company’s sale of Laika, Inc., its only source of revenue, the Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Statement and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $1,500 is reflected as an increase to additional paid in capital for the nine months ended September 30, 2009.

NOTE 5 – SUBSEQUENT EVENT

There were no subsequent events from the end of the quarter to November 9, 2009.

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

The following discussion of our financial condition and results of operations as of September 30, 2009 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

 Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2009, which was unchanged from our revenue of $0 for the three months ended September 30, 2008. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2009 was $2,205, which was a decrease of $24.836 from our net loss of $27,041 in the three-month period ended September 30, 2008. The primary reason for the decrease was the fact that we incurred higher accounting, legal and administrative costs in the three-month period ended September 30, 2008 related to our recent status as an operating company.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2009.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2009.

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

SPUTNIK ENTERPRISES,INC.

Date: November 11, 2009	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general