Form 10-K
period 2009-12-31
Sputnik Enterprises, Inc
filed 2010-03-25
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52948

Sputnik Enterprises Inc.
 (Exact name of registrant as specified in its charter)

Nevada	52-234-8956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 5TH STREET SUITE 301 SAN FRANCISCO, CA 94107
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

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 23, 2010, there were 295,278 shares of common stock, par value $.001, outstanding.

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

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company.  AstroChimp is wholly-owned by Mr. LaDuke. Subsequently Astrochimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC-BB with the symbol SPNI.OB.  As of March 23, 2010, there were 98 shareholders of record of the Common Stock.

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

On December 31, 2009 we had total assets of $0 compared to assets of $0 at December 31, 2008 as a result of discontinuing our operations.

We had total liabilities of $25,000 as of December 31, 2009, which consisted of current liabilities and was comprised solely of a $25,000 note payable. We had an accumulated deficit from prior operations of $1,912,863 and an accumulated deficit from development stage of $56,033, as of December 31, 2009.

We had net cash used of ($9,511) for the year ended December 31, 2009, which consisted of net loss from operations of ($9,571), a decrease of 1,940 in accrued liabilities and imputed interest on note payable of $2,000.

We had $9,511 in net cash provided by financing activities for the year ended December 31, 2009 which consisted of $9,511 donated from a shareholder.

Results of Operations

Our net loss for 2009 was ($9,571), which is not comparable to the results of operations in 2008 because on February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company, and the financials in that year reflect discontinued operations. The net loss was comprised solely of ($9,571) from continuing operations.

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

DEVELOPMENT STAGE ENTERPRISE - As a result of the Company’s sale of the operations of Sputnik, Inc., the Company is now considered a development stage enterprise pursuant to FASB Standards. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

David LaDuke	49	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended December 31, 2009.

Executive Officer Compensation Table

The named executive officers received the following compensation from Sputnik Enterprises during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

David LaDuke, current President and Director	2009	$0	None
	2008	$15,400	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 31, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

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

Item 13. Certain Relationships and Related Transactions.

During 2009, we have not entered into and as of December 31, 2009 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2009, and 2008 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
December 31, 2009	$8,050	$0	$0	$0
December 31, 2008	$17,553	$0	$0	$0
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

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Equity (Deficit)	F-6

Notes to Financial Statements	F-7 F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
(A Development Stage Company)
Sputnik Enterprises Inc.

We have audited the accompanying balance sheets of Sputnik Enterprises Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises Inc. and as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 23, 2010

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheets
As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$1,940
Note payable	25,000	25,000
Total Current Liabilities	25,000	26,940

Total Liabilities	25,000	26,940

Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,943,601	1,932,090
Accumulated deficit from development stage	(56,033)	(46,462)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(26,940)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2009 and 2008 and the Period From
Re-entering Development Stage to December 31, 2009

	Years Ended December 31,		Re-entering Development Stage to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Expenses
General and administrative costs	7,571	46,462	54,033
Total operating expense	7,571	46,462	54,033

Operating Loss	(7,571)	(46,462)	(54,033)

Interest expense	2,000	-	2,000
NET LOSS FROM CONTINUING OPERATIONS	(9,571)	(46,462)	(56,033)

Loss from discontinued operations	-	(91,467)	-
Loss on disposal	-	(3,864)	-

NET LOSS	$(9,571)	$(141,793)	$(56,033)

Loss per common share from continuing operations – basic and diluted	$(0.03)	$(0.16)
Loss per common share from discontinued operations – basic and diluted	$(0.00)	$(0.32)
Basic and diluted loss per share	$(0.03)	$(0.48)

Weighted average shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2009 and 2008 and the Period From
Re-entering Development Stage to December 31, 2009

	2009	2008	Re-entering Development Stage to December 31, 2009

Cash Flows from Operating Activities
Net loss from operations	$(9,571)	$(46,462)	$(56,033)
Net loss from discontinued operations	-	(91, 467)	-
Loss on disposal	-	(3,864)	-
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	1,578	-
Imputed interest on note payable	2,000	2,908	2,999
Note payable issued for legal expenses	-	25,000	25,000
Changes in working capital:
Accounts receivable	-	(5,660)	-
Inventory	-	(1,776)	-
Prepaid expenses and other current assets	-	(2,467)	-
Accounts payable and accrued liabilities	(1,940)	16,928	-
Net cash used in operating activities	(9,511)	(105,282)	(28,034)

Cash Flows from Investing Activities
Cash distributed in spin off	-	(23,580)	-
Purchase of property and equipment	-	-	-
Net cash used in investing activities	-	(23,580)	-

Cash Flows from Financing Activities
Line of credit	-	(20,369)	-
Donated capital from shareholder	9,511	18,523	28,034
Proceeds from advance from shareholder	-	135,000	-
Net cash provided by financing activities	9,511	133,154	28,034

Net change in cash	-	(4,292)	-
Cash at beginning of year	-	4,292	-
Cash at end of year	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$853	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Years Ended December 31, 2009 and 2008

				Accumulated
	Common Stock		Additional	(Deficit)		Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Prior Operations	Stockholders' Deficit

Balance – December 31, 2007	295,278	$295	$1,710,659	$-	$(1,817,532)	$(106,578)

Imputed interest	-	-	2,908	-	-	2,908

Donated capital from shareholder	-	-	18,523	-	-	18,523

Laika adjustment	-	-	200,000	-	-	200,000

Net loss	-	-	-	(46,462)	(95,331)	(141,793)

Balance - December 31, 2008	295,278	295	1,932,090	(46,462)	(1,912,863)	(26,940)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	9,511	-	-	9,511

Net loss	-	-	-	(9,571)	-	(9,571)

Balance – December 31, 2009	295,278	$295	$1,943,601	$(56,033)	$(1,912,863)	$(25,000)

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

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company.  AstroChimp is wholly-owned by Mr. LaDuke. Subsequently Astrochimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, Sputnik Enterprises considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, there were no cash equivalents.

Development Stage Company

The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

Revenue Recognition

Sputnik Enterprises recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2009 and 2008, no equivalents existed because the effect would be anti-dilutive.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $9,571 for the year ended December 31, 2009 and $141,793 for the year ended December 31, 2008 and has an accumulated deficit of $1,968,896 at December 31, 2009. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2009, the Company’s President paid expenses on behalf of the Company in the amounts of $9,511 and $18,523, respectively. These amounts are included in additional paid in capital.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009 and 2008, Sputnik incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,554,339 and $1,544,768 at December 31, 2009 and 2008, respectively, and will begin to expire in the year 2023.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

Deferred tax assets	2009	2008
Net operating losses	$528,475	$525,221
Less: valuation allowance	(528,475)	(525,221)
Net deferred tax asset	$-	$-

NOTE 5 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses to be incurred. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $2,000 calculated at 8% interest is reflected as an increase to additional paid in capital.

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

In connection with the sale of stock, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the effects of the dividend distribution which resulted from the sale of the stock of the wholly owned subsidiary at February 29, 2008:

	February 29, 2008	Adjustments	Adjusted February 29, 2008
ASSETS
Current Assets
Cash	$27,444	$(27,444)	$-
Accounts receivable	35,462	(35,462)	-
Inventory	11,561	(11,561)	-
Prepaid expenses and other assets	39,782	(39,782)	-
Total Current Assets	114,249	(114,249)	-

Property and equipment, net	8,177	(8,177)	-
Deposit	6,101	(6,101)	-
TOTAL ASSETS	$128,527	$(128,527)	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$61,494	$(61,494)	$-
Due to affiliate	200,000	(200,000)	-
Deferred revenue	13,008	(13,008)	-
Accrued liabilities	50,161	(50,161)	-
Total Current Liabilities	324,663	(324,663)	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $.001 par value, 50,000,000 shares authorized 14,763,919 shares issued and outstanding	14,764	-	14,764
Paid-in capital	1,698,099	200,000	1,898,099
Accumulated deficit	(1,908,999)	(3,864)	(1,912,863)
Total Stockholders' Equity	(196,136)	196,136	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,527	$(128,527)	$-

The following table shows the income statement impact of discontinued operations.
	December 31, 2009	December 31, 2008
Net loss from discontinued operations	-	$(91,467)

Loss on disposal	-	$(3,864)

NOTE 7 – CAPITAL STOCK

On October 27, 2008, Sputnik Enterprises, Inc. executed a 50:1 reverse split of its stock, with fractional shares rounded up. All share information presented has been adjusted to reflect the reverse split.

NOTE 8 - FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3
Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: March 24, 2010	By:	/s/David LaDuke
David LaDuke, Chief Executive Officer and President

Dated: March 24, 2010	By:	/s/ David LaDuke
David LaDuke, Director