Form 10-Q
period 2010-03-31
Sputnik Enterprises, Inc
filed 2010-05-13
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-126158

SPUTNIK ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 5th Street, Suite 301
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
Yes  ☒  No ☐

As of May 11, 2010 there were 295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Operations for the Three Months Ended March 31, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to March 31, 2010 (unaudited)	4

	Statements of Cash Flows for the Three Ended March 31, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to March 31, 2010 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		11

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,948,168	1,943,601
Accumulated deficit from development stage	(60,600)	(56,033)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended				Re-entering Development Stage
	March 31,				to
	2010		2009		March 31, 2010

Revenue		$-		$-	$-
Cost of goods sold		-		-	-
Gross profit		-		-	-

Expenses:
General and administrative costs		4,067		2,064	58,100
Total operating expense		4,067		2,064	58,100
Operating Loss		(4,067)		(2,064)	(58,100)

Interest expense		500		500	2,500

NET LOSS		$(4,567)		$(2,564)	$(60,600)

Basic and diluted loss per share	$	(0.02)	$	(0.00)
Weighted average shares outstanding		295,286		295,286

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended March 31,			Re-entering Development Stage
	2010	2009		to March 31, 2010
Cash Flows from Operating Activities
Net loss from operations	$(4,567)		$(2,564)	$(60,600)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	500		500	3,499
Note payable issued for legal expenses			-	25,000
Net cash used in operating activities	(4,067)		(2,064)	(32,101)

Cash Flows from Investing Activities
Cash distributed in spin off	-		-	-
Net cash used in investing activities	-		-	-

Cash Flows from Financing Activities
Line of credit	-		-	-
Donated capital	4,067	-	2,064	32,101
Proceeds from advance from shareholder	-		-	-
Net cash provided by financing activities	4,067		2,064	32,101

Net change in cash	-		-	-
Cash at beginning of period	-		-	-
Cash at end of period	$-		$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-		$-	$-
Cash paid for income taxes	-		-	-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2009 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $4,567 for the three months ended March 31, 2010 and has an accumulated deficit of $1,973,463 at March 31, 2010. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 is reflected as an increase to additional paid in capital for the three months ended March 31, 2010.

As of January 1, 2010, for additional consideration consisting of further legal services, we agreed that the promissory note in the amount of $25,000 dated July 1, 2008 from us to Michael T. Williams can be converted on or after July 1, 2010 into common stock with such conversion terms and rights as may be agreed by the parties in the future; provided, however, that the number of shares of common stock to be issued upon conversion shall not exceed the total authorized but unissued shares of common stock at the date of conversion and the conversion price will not be below market price at the date of conversion.

NOTE 5 – EQUITY

We have agreed to issue 10,000,000 shares to Sputnik Enterprises, Inc., an affiliate.  We have not yet agreed upon the issue date or the price and terms of this issuance.  However, we have agreed that these shares will not be issued at a value less than the fair market value on the date of issuance and will not be issued unless there are sufficient authorized and unissued shares to permit this issuance.

NOTE 6 – SUBSEQUENT EVENT

There were no subsequent events from the end of the quarter to the date of issuance of this filing.

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

The following discussion of our financial condition and results of operations as of March 31, 2010 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended March 31, 2010, which was unchanged from our revenue of $0 for the three months ended March 31, 2009. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended March 31, 2010 was $4,567, which was an increase of $2,003 from our net loss of $2,564 in the three-month period ended March 31, 2009. The increase is due to a difference in accounting expense and is immaterial.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2010.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2010.

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

SPUTNIK ENTERPRISES,INC.

Date: May 12, 2010	By:	/s/ David LaDuke

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general