Form 10-Q
period 2010-06-30
Sputnik Enterprises, Inc
filed 2010-08-10
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes  ☒   No ☐

As of August 3, 2010 there were 295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to June 30, 2010 (unaudited)	4

	Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to June 30, 2010 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		12

PART I — FINANCIAL INFORMATION

Item 1.                  Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,286 shares issued and outstanding in both periods	295	295
Paid-in capital	1,950,808	1,943,601
Accumulated deficit from development stage	(63,240)	(56,033)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

									Re-entering
	Three Months Ended June 30,				Six Months Ended June 30,				Development Stage to June 30,
	2010		2009		2010		2009		2010

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		2,140		1,830		6,207		3,894	60,240
Total operating expense		2,140		1,830		6,207		3,894	60,240
Operating Loss		(2,140)		(1,830)		(6,207)		(3,894)	(60,240)

Interest expense		500		500		1,000		1,000	3,000

NET LOSS		$(2,640)		$(2,330)		$(7,207)		$(4,894)	$(63,240)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.02)	$	(0.02)
Weighted average shares outstanding		295,286		295,286		295,286		295,286

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage
	2010	2009	to June 30, 2010
Cash Flows from Operating Activities
Net loss from operations	$(7,207)	$(4,894)	$(63,240)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,000	1,000	3,999
Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(6,207)	(3,894)	(34,241)

Cash Flows from Investing Activities
Cash distributed in spin off	-	-	-
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Line of credit	-	-	-
Donated capital	6,207	3,894	34,241
Proceeds from advance from shareholder	-	-	-
Net cash provided by financing activities	6,207	3,894	34,241

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $7,207 for the six months ended June 30, 2010 and has an accumulated deficit of $1,976,103 at June 30, 2010. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 is reflected as an increase to additional paid-in capital for the three months ended June 30, 2010 and $1,000 for the six months ended June 30, 2010.

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

The following discussion of our financial condition and results of operations as of June 30, 2010 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2010, which was unchanged from our revenue of $0 for the three months ended June 30, 2009. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2010 was $2,640, which was an increase of $310 from our net loss of $2,330 in the three-month period ended June 30, 2009. The increase is due to a difference in accounting expense and is immaterial.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the six months ended June 30, 2010, which was unchanged from our revenue of $0 for the six months ended June 30, 2009. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the six months ended June 30, 2010 was $7,207, which was an increase of $2,313 from our net loss of $4,894 in the six-month period ended June 30, 2009. The increase is due to a difference in accounting expense and is immaterial.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

SPUTNIK ENTERPRISES,INC.

Date: August 11, 2010	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general