Form 10-Q
period 2010-09-30
Sputnik Enterprises, Inc
filed 2010-11-12
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes  ☒   No ☐

As of November 10, 2010 there were 295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to September 30, 2010 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and from re-entering the development stage, February 29, 2008 to September 30, 2010 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		12

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,286 shares issued and outstanding in both periods	295	295
Paid-in capital	1,953,290	1,943,601
Accumulated deficit from development stage	(65,722)	(56,033)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

									Re-entering
	Three Months Ended September 30,				Nine Months Ended September 30,				Development Stage to September
	2010		2009		2010		2009		30, 2010

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		1,982		1,705		8,190		5,599	62,222
Total operating expense		1,982		1,705		8,190		5,599	62,222
Operating Loss		(1,982)		(1,705)		(8,190)		(5,599)	(62,222)

Interest expense		500		500		1,500		1,500	3,500

NET LOSS		$(2,482)		$(2,205)		$(9,690)		$(7,099)	$(65,722)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.02)
Weighted average shares outstanding		295,286		295,286		295,286		295,286

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended September 30,		Re-entering Development Stage to September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss from operations	$(9,690)	$(7,099)	$(65,722)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,500	1,500	4,499
Donated capital	8,190	5,599	36,223
Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	-	-	-

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from advance from shareholder	-	-	-
Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $9,690 for the nine months ended September 30, 2010 and has an accumulated deficit of $1,978,585 at September 30, 2010. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 is reflected as an increase to additional paid-in capital for the three months ended September 30, 2010 and $1,500 for the nine months ended September 30, 2010.

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

NOTE 5– SUBSEQUENT EVENT

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

The following discussion of our financial condition and results of operations as of September 30, 2010 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2010, which was unchanged from our revenue of $0 for the three months ended September 30, 2009. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2010 was $2,482, which was an increase of $277 from our net loss of $2,205 in the three-month period ended September 30, 2009. The increase is due to a difference in accounting expense and is immaterial.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the nine months ended September 30, 2010, which was unchanged from our revenue of $0 for the nine months ended September 30, 2009. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the nine months ended September 30, 2010 was $9,690, which was an increase of $2,591 from our net loss of $7,099 in the nine-month period ended September 30, 2009. The increase is due to a difference in accounting expense and is immaterial.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Nonetheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and has concluded that our disclosure controls and procedures are effective at the reasonable assurance level set forth above.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2010.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2010.

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

SPUTNIK ENTERPRISES,INC.

Date: November 12, 2010	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general