Form 10-Q/A
period 2010-06-30
Sputnik Enterprises, Inc
filed 2010-12-09
CIK 1326917

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUTNIK ENTERPRISES,INC.

Date: December 7, 2010	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)