Form 10-K
period 2010-12-31
Sputnik Enterprises, Inc
filed 2011-03-28
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $542,947 based upon 135,286 shares of common stock held by non-affiliates on June 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 21, 2011, there were 295,278 shares of common stock, par value $.001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC-BB with the symbol SPNI.OB.  As of March 01, 2010, there were 98 shareholders of record of the Common Stock.

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

On December 31, 2010 we had total assets of $0 compared to assets of $0 at December 31, 2009 as a result of discontinuing our operations.

We had total liabilities of $25,000 as of December 31, 2010, which consisted of current liabilities and was comprised solely of a $25,000 note payable. We had an accumulated deficit from prior operations of $1,912,863 and an accumulated deficit from development stage of $68,990, as of December 31, 2010.

We had net cash used of ($10,957) for the year ended December 31, 2010, which consisted of net loss from operations of ($12,957) and imputed interest on note payable of $2,000.

We had $10,957 in net cash provided by financing activities for the year ended December 31, 2010 which consisted of $10,957 donated from a shareholder.

Results of Operations

Our net loss for the year ended December 31, 2010 was ($12,957) which was an increase of ($3,386) over our net loss for the year ended December 31, 2009, which was ($9,571).

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

David LaDuke	50	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended December 31, 2010.

Executive Officer Compensation Table

The named executive officers received the following compensation from Sputnik Enterprises during the fiscal year ended December 31, 2010 and December 31, 2009.

Name and Position	Year	Cash Compensation	Other Compensation

David LaDuke, current President and Director	2010	$0	None
	2009	$0	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 31, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Sputnik, Inc.(1)	160,000	54.2%

All Directors and Officers as a Group (1 company)	160,000	54.2%

(1)	David LaDuke is sole officer and director of Sputnik, Inc.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

During 2010, we have not entered into and as of December 31, 2010 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2010, and 2009 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
December 31, 2010	$8,100	$0	$0	$0
December 31, 2009	$8,050	$0	$0	$0

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

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
(A Development Stage Company)
Sputnik Enterprises Inc.

We have audited the accompanying balance sheets of Sputnik Enterprises Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises Inc. and as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 22, 2011

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheets
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Total Liabilities	25,000	25,000

Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,956,558	1,943,601
Accumulated deficit from development stage	(68,990)	(56,033)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2010 and 2009 and the Period From
Re-entering Development Stage (February 29, 2008)  to December 31, 2010

	Years Ended December 31,		Re-entering Development Stage (February 29, 2008) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Expenses
General and administrative costs	10,957	7,571	64,990
Total operating expense	10,957	7,571	64,990

Operating Loss	(10,957)	(7,571)	(64,990)

Interest expense	2,000	2,000	4,000
NET LOSS	(12,957)	(9,571)	(68,990)

Loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2010 and 2009 and the Period From
Re-entering Development Stage (February 29, 2008)  to December 31, 2010

	2010	2009	Re-entering Development Stage (February 29, 2008) to December 31, 2010

Cash Flows from Operating Activities
Net loss from operations	$(12,957)	$(9,571)	$(68,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on note payable	2,000	2,000	4,999
Note payable issued for legal expenses	-	-	25,000
Changes in working capital:
Accounts payable and accrued liabilities	-	(1,940)	-
Net cash used in operating activities	(10,957)	(9,511)	(38,991)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Donated capital from shareholder	10,957	9,511	38,991
Net cash provided by financing activities	10,957	9,511	38,991

Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Years Ended December 31, 2010 and 2009

				Accumulated
			Additional	(Deficit)		Total
	Common Stock		Paid-in	Development	Prior	Stockholders'
	Number of Shares	Amount	Capital	Stage	Operations	Deficit

Balance - December 31, 2008	295,278	295	1,932,090	(46,462)	(1,912,863)	(26,940)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	9,511	-	-	9,511

Net loss	-	-	-	(9,571)	-	(9,571)

Balance – December 31, 2009	295,278	295	1,943,601	(56,033)	(1,912,863)	(25,000)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	10,957	-	-	10,957

Net loss	-	-	-	(12,957)	-	(12,957)

Balance – December 31, 2010	295,278	$295	$1,956,558	$(68,990)	$(1,912,863)	$(25,000)

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

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company.  AstroChimp is wholly-owned by Mr. LaDuke. Subsequently Astrochimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity. The Company was considered to have re-entered the development stage at this time.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, Sputnik Enterprises considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2010 and 2009, no equivalents existed because the effect would be anti-dilutive.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our  results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our  results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $12,957 for the year ended December 31, 2010  and has an accumulated deficit of $1,981,953 at December 31, 2010. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company’s President paid expenses on behalf of the Company in the amounts of $10,957 and $9,511, respectively. These amounts are included in additional paid in capital.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010 and 2009, Sputnik incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,567,296 and $1,554,339 at December 31, 2010 and 2009, respectively, and will begin to expire in the year 2023.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

Deferred tax assets	2010	2009
Net operating losses	$532,881	$528,475
Less: valuation allowance	(532,881)	(528,475)
Net deferred tax asset	$-	$-

NOTE 5 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel for legal expenses to be incurred. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $2,000 calculated at 8% interest is reflected as an increase to additional paid in capital.

NOTE 6 – CAPITAL STOCK

On October 27, 2008, Sputnik Enterprises, Inc. executed a 50:1 reverse split of its stock, with fractional shares rounded up. All share information presented has been adjusted to reflect the reverse split.

NOTE 7 - FAIR VALUE ACCOUNTING

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 8 - SUBSEQUENT EVENTS

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