Form 10-Q
period 2011-03-31
Sputnik Enterprises, Inc
filed 2011-05-11
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes  ☒ No ☐

As of May 3, 2011 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3

	Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to March 31, 2011 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to March 31, 2011 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Removed and Reserved).	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		11

PART I — FINANCIAL INFORMATION

Item 1.                     Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,961,248	1,956,558
Accumulated deficit from development stage	(73,680)	(68,990)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Re-entering
	Three Months Ended March 31,		Development Stage to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Expenses:
General and administrative costs	4,190	4,067	69,180
Total operating expense	4,190	4,067	69,180
Operating Loss	(4,190)	(4,067)	(69,180)

Interest expense	500	500	4,500

NET LOSS	$(4,690)	$(4,567)	$(73,680)

Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average shares outstanding	295,278	295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended March 31,		Re-entering Development Stage
	2011	2010	to March 31, 2011
Cash Flows from Operating Activities
Net loss from operations	$(4,690)	$(4,567)	$(73,680)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	500	500	5,499

Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(4,190)	(4,067)	(43,181)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Donated capital	4,190	4,067	43,181
Net cash provided by financing activities	4,190	4,067	43,181

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sputnik Enterprises, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sputnik’s audited 2010 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sputnik’s 2010 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik Enterprises suffered losses of $4,690 for the three months ended March 31, 2011 and has an accumulated deficit of $1,986,543 at March 31, 2011. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 calculated at 8% interest is reflected as an increase to additional paid-in capital for the three months ended March 31, 2011.

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

The following discussion of our financial condition and results of operations as of March 31, 2011 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended March 31, 2011, which was unchanged from our revenue of $0 for the three months ended March 31, 2010. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended March 31, 2011 was $4,190, which was an increase of $123 from our net loss of $4,067 in the three-month period ended March 31, 2010. The increase is due to a difference in accounting expense and is immaterial.

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

Item 1.                     Legal Proceedings.

None.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                     Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

(b)                     Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

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

SPUTNIK ENTERPRISES,INC.

Date: May 10, 2011	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general