Form 10-Q
period 2011-06-30
Sputnik Enterprises, Inc
filed 2011-08-10
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

As of August 1, 2011 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3

	Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to June 30, 2011 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to June 30, 2011 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,963,733	1,956,558
Accumulated deficit from development stage	(76,165)	(68,990)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,				Re-entering Development Stage to June 30,
	2011		2010		2011		2010		2011

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		$-		$-		$-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		1,984		2,140		6,175		6,207	71,165
Total operating expense		1,984		2,140		6,175		6,207	71,165
Operating Loss		(1,984)		(2,140)		(6,175)		(6,207)	(71,165)

Interest expense		500		500		1,000		1,000	5,000

NET LOSS		$(2,484)		$(2,640)		$(7,175)		$(7,207)	$(76,165)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.02)	$	(0.02)
Weighted average shares outstanding		295,278		295,278		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage to June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss from operations	$(7,175)	$(7,207)	$(76,165)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,000	1,000	6,000

Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(6,175)	(6,207)	(45,165)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Donated capital	6,175	6,207	45,165
Net cash provided by financing activities	6,175	6,207	45,165

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik Enterprises suffered losses of $2,484 for the three months ended June 30, 2011 and has an accumulated deficit of $1,989,028 at June 30, 2011. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 and $1,000, calculated at 8% interest, is reflected as an increase to additional paid-in capital for the three and six months ended June 30, 2011, respectively.

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

The following discussion of our financial condition and results of operations as of June 30, 2011 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2011, which was unchanged from our revenue of $0 for the three months ended June 30, 2010. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2011 was $2,484, which was a decrease of $156 from our net loss of $2,640 in the three-month period ended June 30, 2010. The decrease is due to a difference in accounting expense and is immaterial.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the six months ended June 30, 2011, which was unchanged from our revenue of $0 for the six months ended June 30, 2010. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the six months ended June 30, 2011 was $7,175, which was a decrease of $32 from our net loss of $7,207 in the six-month period ended June 30, 2010. The decrease is due to a difference in accounting expense and is immaterial.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUTNIK ENTERPRISES,INC.

Date: August 9, 2011	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.