Form 10-Q
period 2011-09-30
Sputnik Enterprises, Inc
filed 2011-11-14
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number 333-126158

SPUTNIK ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3020 Bridgeway Suite 400
Sausalito, CA 94965
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
Yes  ☒ No ☐

As of October 28, 2011 there were 295,286 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to September 30, 2011 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and from re-entering the development stage, February 29, 2008 to September 30, 2011 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Removed and Reserved).	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,286 shares issued and outstanding in both periods	295	295
Paid-in capital	1,966,703	1,956,558
Accumulated deficit from development stage	(79,135)	(68,990)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

									Re-entering
	Three Months Ended September 30,				Nine Months Ended September 30,				Development Stage to
	2011		2010		2011		2010		September 30, 2011

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		2,470		1,982		8,645		8,190	73,635
Total operating expense		2,470		1,982		8,645		8,190	73,635
Operating Loss		(2,470)		(1,982)		(8,645)		(8,190)	(73,635)

Interest expense		500		500		1,500		1,500	5,500

NET LOSS		$(2,970)		$(2,482)		$(10,145)		$(9,690)	$(79,135)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.03)
Weighted average shares outstanding		295,286		295,286		295,286		295,286

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended September 30,		Re-entering Development Stage to September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss from operations	$(10,145)	$(9,690)	$(79,135)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,500	1,500	6,500
Donated capital
Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(8,645)	(8,190)	(47,635)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from advance from shareholder	8,645	8,190	47,635
Net cash provided by financing activities	8,645	8,190	47,635

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See notes to financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $10,145 for the nine months ended September 30, 2011 and has an accumulated deficit of $1,991,998 at September 30, 2011. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 and $1,500, calculated at 8% interest, is reflected as an increase to additional paid-in capital for the three and nine months ended September 30, 2011, respectively.

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

The following discussion of our financial condition and results of operations as of September 30, 2011 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2011, which was unchanged from our revenue of $0 for the three months ended September 30, 2010. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2011 was $2,970, which was an increase of $765 from our net loss of $2,205 in the three-month period ended September 30, 2010. The increase is due to a difference in accounting expense and is immaterial.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the nine months ended September 30, 2011, which was unchanged from our revenue of $0 for the nine months ended September 30, 2010. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the nine months ended September 30, 2011 was $10,145, which was an increase of $454 from our net loss of $9,690 in the nine-month period ended September 30, 2010. The increase is due to a difference in accounting expense and is immaterial.

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

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

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

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

______________
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

SPUTNIK ENTERPRISES,INC.

Date: November 12, 2011	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

______________
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