Form 10-K
period 2011-12-31
Sputnik Enterprises, Inc
filed 2012-03-23
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52366

Sputnik Enterprises Inc.
 (Exact name of registrant as specified in its charter)

Nevada	52-234-8956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3020 BRIDGEWAY SUITE 400, SAUSALITO CA 94965
(Address of principal executive offices)

(415) 355-9500
(Registrant’s telephone number, including area code)

___________________________________________________
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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2011 was approximately $676,430 (based on 135,286 shares of common stock outstanding held by non-affiliates on such date, $5 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 23, 2012, there were 295,278 shares of common stock, par value $.001, outstanding.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2011	$1.60	$1.60
September 30, 2011	$1.60	$1.60
June 30, 2011	$5.00	$5.00
March 31, 2011	$0.01	$0.01
December 31, 2010	$0.01	$0.01
September 30, 2010	$0.01	$0.01
June 30, 2010	$0.15	$0.15
March 31, 2010	$0.15	$0.15

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC-BB with the symbol SPNI.OB.  As of March 23, 2012, there were 98 shareholders of record of the Common Stock.

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

On December 31, 2011 we had total assets of $0 compared to assets of $0 at December 31, 2010 as a result of discontinuing our operations.

We had total liabilities of $25,000 as of December 31, 2011, which consisted of current liabilities and was comprised solely of a $25,000 note payable. We had an accumulated deficit from prior operations of $1,912,863 and an accumulated deficit from development stage of $82,145, as of December 31, 2011.

We had net cash used of ($11,155) for the year ended December 31, 2011, which consisted of net loss from operations of ($13,155) and imputed interest on note payable of $2,000.

We had $11,155 in net cash provided by financing activities for the year ended December 31, 2011 which consisted of $11,155 donated from a shareholder.

Results of Operations

Our net loss for the year ended December 31, 2011 was ($13,155) which was an increase of ($198) over our net loss for the year ended December 31, 2010, which was ($12,957).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
David LaDuke	51	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended December 31, 2011.

Executive Officer Compensation Table

The named executive officers received the following compensation from Sputnik Enterprises during the fiscal year ended December 31, 2011 and December 31, 2010.

Name and Position	Year	Cash Compensation	Other Compensation
David LaDuke, current President and Director	2011	$0	None
	2010	$0	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Sputnik, Inc.(1)	160,000	54.2%

All Directors and Officers as a Group (1 company)	160,000	54.2%
____________
(1)           David LaDuke is sole officer and director of Sputnik, Inc.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

During 2011, we have not entered into and as of December 31, 2011 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2011, and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
December 31, 2011	$7,850	$0	$0	$0
December 31, 2010	$8,100	$0	$0	$0
___________
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

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders' Equity (Deficit)	F-5

Notes to Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sputnik Enterprises Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sputnik Enterprises Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 23, 2012

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)

Balance Sheets
As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$-	$-
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Total Liabilities	25,000	25,000

Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,969,713	1,956,558
Accumulated deficit from development stage	(82,145)	(68,990)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)

Statements of Operations
Years Ended December 31, 2011 and 2010 and the Period From
Re-entering Development Stage (February 29, 2008)  to December 31, 2011

	Years Ended December 31,		Re-entering Development Stage (February 29, 2008) to December 31,
	2011	2010	2011
Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Expenses
General and administrative costs	11,155	10,957	76,145
Total operating expense	11,155	10,957	76,145

Operating Loss	(11,155)	(10,957)	(76,145)

Interest expense	2,000	2,000	6,000
NET LOSS	$(13,155)	$(12,957)	$(82,145)

Loss per common share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)

Statements of Cash Flows
Years Ended December 31, 2011 and 2010 and the Period From
Re-entering Development Stage (February 29, 2008)  to December 31, 2011

	2011	2010	Re-entering Development Stage (February 29, 2008) to December 31, 2011
Cash Flows from Operating Activities
Net loss from operations	$(13,155)	$(12,957)	$(82,145)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on note payable	2,000	2,000	6,999
Note payable issued for legal expenses	-	-	25,000
Changes in working capital:
Accounts payable and accrued liabilities	-	-	-
Net cash used in operating activities	(11,155)	(10,957)	(50,146)

Cash Flows from Investing Activities
Net cash used in investing activities		-

Cash Flows from Financing Activities
Donated capital from shareholder	11,155	10,957	50,146
Net cash provided by financing activities	11,155	10,957	50,146

Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

SPUTNIK ENTERPRISES, INC.
(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2011 and 2010

			Additional	Accumulated (Deficit)		Total
	Common Stock		Paid-in	Development	Prior	Stockholders'
	Number of Shares	Amount	Capital	Stage	Operations	Deficit
Balance - December 31, 2009	295,278	295	1,943,601	(56,033)	(1,912,863)	(25,000)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	10,957	-	-	10,957

Net loss	-	-	-	(12,957)	-	(12,957)

Balance – December 31, 2010	295,278	295	1,956,558	(68,990)	(1,912,863)	(25,000)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	11,155	-	-	11,155

Net loss	-	-	-	(13,155)	-	(13,155)

Balance – December 31, 2011	295,278	$295	$1,969,713	$(82,145)	$(1,912,863)	$(25,000)

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, Sputnik Enterprises considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2011 and 2010, no equivalents existed because the effect would be anti-dilutive.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik Enterprises will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $13,155 for the year ended December 31, 2011  and has an accumulated deficit of $1,995,008 at December 31, 2011. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company’s President paid expenses on behalf of the Company in the amounts of $11,155 and $10,957, respectively. These amounts are included in additional paid in capital.

NOTE 4 - INCOME TAXES

Sputnik uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011 and 2010, Sputnik incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,580,451 and $1,567,296 at December 31, 2011 and 2010, respectively, and will begin to expire in the year 2023.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

Deferred tax assets	2011	2010
Net operating losses	$537,353	$532,881
Less: valuation allowance	(537,353)	(532,881)
Net deferred tax asset	$-	$-

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

NOTE 7 – FAIR VALUE ACCOUNTING

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2
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

●	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010:

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

SPUTNIK ENTERPRISES INC.

Dated: March 23, 2012	By:	/s/ David LaDuke
David LaDuke
Chief Executive Officer and President

Dated: March 23, 2012	By:	/s/ David LaDuke
David LaDuke
Director