Form 10-Q
period 2012-07-02
Sputnik Enterprises, Inc
filed 2012-07-20
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

As of July 19, 2012 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3

	Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, and from re-entering the development stage, February 29, 2008 to June 30, 2012 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and from re-entering the development stage, February 29, 2008 to June 30, 2012 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,977,964	1,969,713
Accumulated deficit from development stage	(90,396)	(82,145)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,				Re-entering Development Stage to June 30,
	2012		2011		2012		2011		2012

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		2,594		1,984		7,251		6,175	83,396
Total operating expense		2,594		1,984		7,251		6,175	83,396
Operating Loss		(2,594)		(1,984)		(7,251)		(6,175)	(83,396)

Interest expense		500		500		1,000		1,000	7,000

NET LOSS		$(3,094)		$(2,484)		$(8,251)		$(7,175)	$(90,396)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.02)
Weighted average shares outstanding		295,278		295,278		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage to June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss from operations	$(8,251)	$(7,175)	$(90,396)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,000	1,000	7,999
Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(7,251)	(6,175)	(57,397)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from advance from shareholder	7,251	6,175	57,397
Net cash provided by financing activities	7,251	6,175	57,397

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $3,094 for the three months ended June 30, 2012 and has an accumulated deficit of $2,003,259 at June 30, 2012. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 and $1,000 calculated at 8% interest, is reflected as an increase to additional paid-in capital for the three and six months ended June 30, 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sputnik, Inc., our majority shareholder, contributed $2,594 and $7,251 as additional capital contribution to fund operating expenses of Sputnik Enterprises, Inc. for the three- and six-month periods ended June 30, 2012, respectively.

NOTE 6 – SUBSEQUENT EVENT

An Agreement was made on the first day of July 2012, by and between Sputnik Enterprises, Inc., a Nevada corporation (the “Company”), and Armada Sports & Entertainment, Inc., a Nevada corporation (“Armada”).

The parties agreed that the Company at Closing shall transfer to the Shareholders of Armada, 20,000,000 shares of common stock of Company, $.001 par value, in exchange for 100% of the issued and outstanding shares of Armada, such that Armada shall become a wholly owned subsidiary of the Company.

Closing is dependent upon the occurrence of certain conditions, including that Armada:

a)
Complete and deliver an acceptable audit of the books and records of Armada by a PCAOB member satisfactory to Company and which complies with the rules and regulations of the Securities and Exchange Commission.

b)	Deliver to the Company all additional information required to be disclosed in the Form 8-K required in connection with this transaction.

The Closing of the share exchange and the transactions contemplated by the Agreement shall be on or before August 31, 2012, subject to extension by Armada in its sole and absolute discretion.

The Agreement was filed as an exhibit to Form 8-K filed on July 3, 2012.

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

The following discussion of our financial condition and results of operations as of June 30, 2012 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

An Agreement was made on the first day of July 2012, by and between Sputnik Enterprises, Inc., a Nevada corporation (the “Company”), and Armada Sports & Entertainment, Inc., a Nevada corporation (“Armada”).

The parties agreed that the Company at Closing shall transfer to the Shareholders of Armada, 20,000,000 shares of common stock of Company, $.001 par value, in exchange for 100% of the issued and outstanding shares of Armada, such that Armada shall become a wholly owned subsidiary of the Company.

Closing is dependent upon the occurrence of certain conditions, including that Armada:

a)
Complete and deliver an acceptable audit of the books and records of Armada by a PCAOB member satisfactory to Company and which complies with the rules and regulations of the Securities and Exchange Commission.

b)	Deliver to the Company all additional information required to be disclosed in the Form 8-K required in connection with this transaction.

The Closing of the share exchange and the transactions contemplated by the Agreement shall be on or before August 31, 2012, subject to extension by Armada in its sole and absolute discretion.

The Agreement was filed as an exhibit to Form 8-K filed on July 3, 2012.

There were no additional significant subsequent events through the date the financial statements were issued.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2012, which was unchanged from our revenue of $0 for the three months ended June 30, 2011. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2012 was $3,094, which was an increase of $610 from our net loss of $2,484 in the three-month period ended June 30, 2011. The increase is due to a difference in accounting expense.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the six months ended June 30, 2012, which was unchanged from our revenue of $0 for the six months ended June 30, 2011. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the six months ended June 30, 2012 was $8,251, which was an increase of $1,076 from our net loss of $7,175 in the six-month period ended June 30, 2011. The increase is due to a difference in accounting expense.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not Applicable.

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

SPUTNIK ENTERPRISES,INC.

Date: July 19, 2012	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*
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