Form 10-Q
period 2012-09-30
Sputnik Enterprises, Inc
filed 2012-11-02
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

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

As of October 18, 2012 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and from re-entering the development stage, February 29, 2008 to September 30, 2012 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and from re-entering the development stage, February 29, 2008 to September 30, 2012 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved).	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note payable	25,000	25,000
Total Current Liabilities	25,000	25,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,981,453	1,969,713
Accumulated deficit from development stage	(93,885)	(82,145)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(25,000)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,				Re-entering Development Stage (February 29, 2008) to
	2012		2011		2012		2011		September 30, 2012

Revenue		$-		$-		$-		$-	$-
Cost of goods sold		-		-		-		-	-
Gross profit		-		-		-		-	-

Expenses:
General and administrative costs		2,989		2,470		10,240		8,645	86,385
Total operating expense		2,989		2,470		10,240		8,645	86,385
Operating Loss		(2,989)		(2,470)		(10,240)		(8,645)	(86,385)

Interest expense		500		500		1500		1,500	7,500

NET LOSS		$(3,489)		$(2,970)		$(11,740)		$(10,145)	$(93,885)

Basic and diluted loss per share	$	(0.01)	$	(0.01)	$	(0.04)	$	(0.03)
Weighted average shares outstanding		295,278		295,278		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended September 30,		Re-entering Development Stage (February 29, 2008) to September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss from operations	$(11,740)	$(10,145)	$(93,885)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	1,500	1,500	8,499
Note payable issued for legal expenses	-	-	25,000
Net cash used in operating activities	(10,240)	(8,645)	(60,886)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from advance from shareholder	10,240	8,645	60,886
Net cash provided by financing activities	10,240	8,645	60,886

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Sputnik will continue as a going concern. As shown in the accompanying financial statements, Sputnik suffered losses of $3,489 for the three months ended September 30, 2012 and has an accumulated deficit of $2,006,748 at September 30, 2012. These conditions raise substantial doubt as to Sputnik's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Sputnik is unable to continue as a going concern.

NOTE 3 – ACCOUNTING POLICIES

The Company is now considered a development stage enterprise pursuant to FASB Literature, which focuses on development stage companies. Users of the financial statements should be familiar with this Literature and its effect on the financial statements.

NOTE 4 – NOTE PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Imputed interest in the amount of $500 and $1,000 calculated at 8% interest, is reflected as an increase to additional paid-in capital for the three and Nine Months ended September 30, 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sputnik, Inc., our majority shareholder, contributed $2,989 and $10,240 as additional capital contribution to fund operating expenses of Sputnik Enterprises, Inc. for the three- and nine-month periods ended September 30, 2012, respectively.

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

On October 29, 2012 this Agreement was terminated by mutual consent of the parties, and notice was filed as an exhibit to Form 8-K on the same date.

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

The following discussion of our financial condition and results of operations as of September 30, 2012 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

On October 29, 2012 this Agreement was terminated by mutual consent of the parties, and notice was filed as an exhibit to Form 8-K on the same date.

There were no additional significant subsequent events through the date the financial statements were issued.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2012, which was unchanged from our revenue of $0 for the three months ended September 30, 2011. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2012 was $3,489, which was an increase of $519 from our net loss of $2,970 in the three-month period ended September 30, 2011. The increase is due to a difference in accounting expense and filing fees.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the nine months ended September 30, 2012, which was unchanged from our revenue of $0 for the nine months ended September 30, 2011. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the nine months ended September 30, 2012 was $11,740, which was an increase of $1,595 from our net loss of $10,145 in the six-month period ended September 30, 2011. The increase is due to a difference in accounting expense and filing fees.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

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

SPUTNIK ENTERPRISES,INC.

Date: November 2, 2012	By:	/s/ David LaDuke
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ David LaDuke	David LaDuke	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	November 2, 2012

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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