Form 10-K
period 2012-12-31
Sputnik Enterprises, Inc
filed 2013-04-01
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52366

Sputnik Enterprises Inc.
 (Exact name of registrant as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7512 Dr. Phillips Blvd., Suite 50-355, Orlando, FL 32819
(Address of principal executive offices)

(855) 873-7536
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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of December 31, 2012 was approximately $676,430 (based on 135,286 shares of common stock outstanding held by non-affiliates on such date, at $5 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 1, 2013, there were 295,278 shares of common stock, par value $.001, outstanding.

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

On February 6, 2008, upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc., the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. AstroChimp, Inc. is a Nevada corporation wholly owned by David LaDuke, Sputnik’s President and Director.

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

Item 1B. Unresolved Staff Comments

Not applicable as we are neither an accelerated filer or a large accelerated filer.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI.”

Bid Information*
Financial Quarter Ended	High Bid	Low Bid

December 31, 2012	$8.00	$2.10
September 30, 2012	$3.00	$2.00
June 30, 2012	$1.60	$1.60
March 31, 2012	$1.60	$1.60
December 31, 2011	$1.60	$1.60
September 30, 2011	$1.60	$1.60
June 30, 2011	$5.00	$5.00
March 31, 2011	$0.01	$0.01
December 31, 2010	$0.01	$0.01
____________
* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is listed on the OTC-BB with the symbol SPNI.OB. As of December 31, 2012, there were 96 shareholders of record of the Common Stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sputnik Enterprises is a “blank check company” in that it is development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating a reverse merger.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity.

For the year ended December 31, 2012, we had net cash used in operations of $19,615.   Net cash provided by financing activities was $25,240 and consisted of donated capital and a note payable to a shareholder.

On December 31, 2012 we had total assets of $5,625 compared to assets of $0 at December 31, 2011.

We had total liabilities of $44,766 as of December 31, 2012, which consisted of accounts payable and accrued expenses of $4,766  and shareholder notes aggregating $40,000.  At December 31, 2011 we had shareholder notes totaling $25,000.

Through December 31, 2012, we had an accumulated deficit from prior operations of $1,912,863 and an accumulated deficit since development stage of $107,958.

Capital Resources

The Company had no material commitments for capital expenditures as of December 31, 2012.

Results of Operations

Our net loss for the year ended December 31, 2012 was $25,813 which was an increase of $12,658 over our net loss for the year ended December 31, 2011, which was $13,155). The increase was entirely attributable to an increase in general and administrative expenses; specifically:  professional and regulatory fees.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 20, 2013, M&K CPAs, PLLC was disengaged as the Company’s independent registered audit firm.

The reports of M&K CPAs, PLLC as of and for the fiscal years ended December 31, 2011 and December 31, 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and 2010, and through each subsequent period, there have been no disagreements with M&K CPAs, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K CPAs, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On February 20, 2013, the Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2012 our management is dominated by a single individual serving as both our CEO and CFO, resulting in inadequate segregation of duties consistent with control objectives and ineffective oversight of the entity’s financial reporting and internal control by those charged with governance.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Anthony Gebbia	43	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

The following is information on the business experience of each director and officer.

Mr. Gebbia, age 43, is now and will continue to be our sole officer and director. On August 15, 2011 he joined Armada Sports and Entertainment as Chief Operating Officer and currently holds the position of Chairman & CEO. From May 2009 to March 2010, he was General Manager of T&B Equipment Company, a company in the business of Bleachers, Scaffolding, and Tent Flooring. From February 1988 to May 2009, he was Event Manager/Event Director for Walt Disney Company. Mr. Gebbia brings to the board a diverse career, most notably, gaining 21 years of experience at The Walt Disney Company, a world leader in family and sports entertainment. During his tenure at Disney, Mr. Gebbia was immersed in the Disney culture of Guest service, creativity and innovation and his experience includes transportation operations, theme park operations, administration, merchandise operations, finance, business development, international marketing, program development, telecast operations, domestic marketing and alliance marketing. Mr. Gebbia created the Logistics Operation for Disney’s Wide World of Sports (now ESPN Wide World of Sports) and led the logistics teams for such events as the Walt Disney World Golf Classic and The Walt Disney World Marathon. For eight years of his Disney career, Mr. Gebbia developed and oversaw signature events with multi-million dollar operating budgets, leading the project team of members from Finance, Entertainment, Operations, Talent Relations, Security, Legal, Business Development, Merchandise and Food and Beverage. Mr. Gebbia’s other career experience includes convention sales and operations, restaurant operations and project management on such projects as the Doha Tribeca Film Festival, Doha, Qatar and on the build-out of several PGA Tour events. Mr. Gebbia is currently on the Board of Directors of the non-profit Kids Beating Cancer and has been a member of the Board of Directors of the Woman’s Professional Billiards Association..

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The named executive officers received the following compensation from the Company during the fiscal year ended December 31, 2012 and December 31, 2011.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Anthony Gebbia, current CEO and CFO	2012	0	0	0	0	0	0	$5,000	$5,000

David LaDuke, former CEO and CFO	2011	0	0	0	0	0	0	0	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 31, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Anthony Gebbia (1)	180,000	60.96%

All Directors and Officers as a Group (1 Individual)	180,000	60.96%
_________
(1)           Anthony Gebbia is sole officer and director.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

During 2012, we have not entered into and as of December 31, 2012 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2012, 2011, and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees

DKM Certified Public Accountants For fiscal year ended: December 31, 2012	$3,500	$0	$0	$0

M&K CPAS, PLLC for fiscal year ended: December 31, 2011	$7,850	$0	$0	$0
_________________
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

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' (Deficit)	F-6

Notes to Financial Statements	F-7 -F-12

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sputnik Enterprises, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses, negative cash flows from operating activities and working capital deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
March 26, 2013

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Balance Sheets
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$5,625	$-
Total Current Assets	5,625	-

TOTAL ASSETS	$5625	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,766	$-
Notes payable-related party	40,000	25,000
Total Current Liabilities	44,766	25,000

Total Liabilities	44,766	25,000

Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,981,385	1,969,713
Accumulated deficit from development stage	(107,958)	(82,145)
Accumulated deficit from prior operations	(1,912,863)	(1,912,863)
Total Stockholders' Deficit	(39,141)	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,625	$-

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statements of Operations
Years Ended December 31, 2012 and 2011 and the Period From
Re-entering Development Stage (February 29, 2008) to December 31, 2012

	Years Ended December 31,		Re-entering Development Stage (February 29, 2008) to December 31,
	2012	2011	2012

Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-

Expenses
General and administrative costs	24,381	11,155	100,526
Total operating expense	2	11,155	100,526

Operating Loss	(24,381)	(11,155)	(100,526)

Interest expense	(1,432)	(2,000)	7,432
NET LOSS	$(25,813)	$(13,155)	$(107,958)

Loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statement of Changes in Stockholders’ (Deficit)
Years Ended December 31, 2012 and 2011

	Common Stock		Additional	Accumulated (Deficit)		Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Prior Operations	Stockholders' Deficit

Balance - December 31, 2010	295,278	295	1,956,558	(68,990)	(1,912,863)	(25,000)

Imputed interest	-	-	2,000	-	-	2,000

Donated capital from shareholder	-	-	11,155	-	-	11,155

Net loss	-	-	-	(13,155)	-	(13,155)

Balance – December 31, 2011	295,278	295	1,969,713	(82,145)	(1,912,863)	(25,000)

Imputed interest	-	-	1,432	-	-	1,432

Donated capital from shareholder	-	-	10,240	-	-	10,240

Net loss	-	-	-	(25,813)	-	(25,813)

Balance – December 31, 2012	295,278	$295	$1,981,385	$(107,958)	$(1,912,863)	$(39,141)

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statements of Cash Flows
Years Ended December 31, 2012 and 2011 and the Period From
Re-entering Development Stage (February 29, 2008) to December 31, 2012

	For the twelve months ended December 31, 2012	For the twelve months ended December 31, 2011	Re-entering Development Stage (February 29, 2008) to December 31, 2012

Cash Flows from Operating Activities
Net loss	$(25,813)	$(13,155)	$(107,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on note payable	1,432	2,000	8,431
Note payable issued for legal expenses	-	-	25,000
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	4,766	-	4,766
Net cash used in operating activities	(19,615)	(11,155)	(69,761)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Donated capital from shareholder	10,240	11,155	60,386
Proceeds from notes payable	15,000	-	15,000
Net cash provided by financing activities	25,240	11,155	75,386

Net change in cash	5,625	-	5,625
Cash at beginning of year	-	-	-
Cash at end of year	$5,625	$-	$5,625

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

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

On February 6, 2008, the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development Stage Company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception are considered part of the Company's development stage activities.

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

Fiscal year end

The Company elected December 31 as its fiscal year..

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $5,625 and $0 at December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011.

Basic and Diluted Net Loss per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2012 and 2011.

Related parties

The Company follows subtopic ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions. See Note 5 for related party transactions.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the periods ending December 31, 2012 and 2011 were $0.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to materially impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $25,813 during the year ended December 31, 2012 and had net cash used in operating activities of $19,615 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $107,958 at December 31, 2012. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 4 - NOTES PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Pursuant to a Notice of Assignment dated November 23, 2012, the Company was notified that the promissory note had been assigned and that all future note payments will be payable to Roy Thomas Kidd and Joan L. Kidd, The interest rate is 0% and is payable on demand.

On December 28, 2012 the Company issued a note in the amount of $15,000 to Roy Thomas and Joan L. Kidd. The interest rate is 0% and is payable on demand.

Notes payable totaled $40,000 and $25,000 at December 31, 2012 and 2011, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes payable

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, Michael T. Williams, for legal expenses. The note is due on demand and has no stated interest rate. Pursuant to a Notice of Assignment dated November 23, 2012, the Company was notified that the promissory note had been assigned and that all future note payments will be payable to Roy Thomas Kidd and Joan L. Kidd, The interest rate is 0% and is payable on demand.

Contributed capital

During the years ended December 31, 2012 and 2011, shareholders contributed $10,240 and $11,155, respectively, as additional capital contributed to fund operating expenses of the Company.

NOTE 6 – EQUITY

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001of which 295,278 have been issued. The Company intends to issue additional shares in an effort to capital to find its operations.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Total common shares issued and outstanding at December 31, 2012 and 2011 were 295,278.

Preferred stock

The Company has authority to issue ten million (10,000,000) common with a par value of $.001 of which no shares have been issued at December 31, 2012 or 2011.

Total preferred shares issued and outstanding at December 31, 2012 and 2011 were 0.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2012 and 2011, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $2,020,821 and $1,995,008 at December 31, 2012 and 2011, respectively, and will begin to expire in the year 2024.

At December 31, 2012 and 2011, deferred tax assets at the statutory rate consisted of the following:

Deferred tax assets	2012	2011

Net operating losses	$22,313	$13,155
Less: valuation allowance	(22,313)	(13,155)
Net deferred tax asset	$-	$-

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties.

Pursuant to the terms of an Agreement between Anthony Gebbia and R. Thomas Kidd and Joan L. Kidd, the Kidds accepted the transfer of 180,000 shares of common stock of the Company owned by Mr. Gebbia as payment in full of a financial obligation owing to the Kidds by Mr. Gebbia. As a result of the transfer of the shares to the Kidds for the payment in full of the financial obligation owing to the Kidds by Mr. Gebbia, the Kidds acquired an aggregate of 180,000 shares of common stock, or approximately 60.96 percent of the issued and outstanding common stock of the Company, which resulted in a change of control of the Issuer. Mr. Gebbia remains as the Chief Executive Officer and Sole Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: April 1, 2013	By:	/s/ Anthony Gebbia
Anthony Gebbia, Chief Executive Officer and President

Dated: April 1, 2013	By:	/s/ Anthony Gebbia
Anthony Gebbia, Director