Form 10-Q
period 2013-03-31
Sputnik Enterprises, Inc
filed 2013-05-15
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of March 31, 2013 and March 31, 2012 (unaudited)	F-1

	Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to March 31, 2013 (unaudited)	F-2

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to September 30, 2012 (unaudited)	F-3

	Notes to Unaudited Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	3

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	4

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	6

Item 5.	Other Information	6

Item 6.	Exhibits	7

Signatures		8

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$100	$5,625
Total Current Assets	100	5,625

TOTAL ASSETS	$100	$5,625

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	1,500	4,766

Due to affiliate and shareholder	67,625	40,000

Total Current Liabilities	69,125	40,000

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 295,278 shares issued and outstanding in both periods	295	295
Paid-in capital	1,981,385	1,981,385
Accumulated deficit	(1,912,863)	(1,912,863)
Accumulated deficit from prior operations	(137,842)	(107,958)
Total Stockholders' Deficit	(69,025)	(39,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$5,625

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,				Re-entering Development Stage (February 29, 2008) to March 31,
	2013		2012		2013

Revenue		$-		$-	$-
Cost of goods sold		-		-	-
Gross profit		-		-	-

Expenses:
General and administrative costs		29,884		4,657	130,410
Total operating expense		29,884		4,657	130,410
Operating Loss		(29,884)		(4,657)	(130,410)

Interest expense		-		500	7,432

NET LOSS		$(29,884)		$(5,157)	$(137,842)

Basic and diluted loss per share	$	(0.10)	$	(0.02)
Weighted average shares outstanding		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended March 31,		Re-entering Development Stage (February 29, 2008) to March 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss from operations	$(29,884)	$(5,157)	$(93,885)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on note payable	-	500	8,431
Note payable issued for legal expenses	-	-	25,000
Increase/(Decrease) in Accounts payable	(3,266)	-	1,500
Net cash used in operating activities	(33,150)	(4,657)	(102,911)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities
Donated capital from shareholder	-	4,657	60,386
Cash received on notes payable	-	-	15,000
Proceeds from shareholders	27,625	-	27,625
Net cash provided by financing activities	27,625	4,657	103,011

Net change in cash	(5,525)	-	100
Cash at beginning of period	5,625	-	-
Cash at end of period	$100	$-	$100
		-
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

NOTE 2 – BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

Development Stage Company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception are considered part of the Company's development stage activities.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

NOTE 4 - GOING CONCERN

The Company incurred a net loss of $29,884 during the three months ended March 31, 2013 and had net cash used in operating activities of $33,150 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $137,842 at March 31, 2013. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Officer Compensation

The Company has agreed to pay its chief executive officer, Mr. Tony Gebbia, $5,000 per month until such time the Company and Mr. Gebbia enter into a formal Employment Agreement.

The Company incurred $15,000 and $0 in compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Advances from Stockholder

From time to time, stockholders of the Company may but are not obligated to advance funds to the Company for working capital purposes. These advances are unsecured, interest bearing as agreed at time of repayment and due on demand.

Stockholder loans totaled $67,625 and $40,000 at March 31, 2013 and March 31, 2012, respectively.

NOTE 6 – EQUITY

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

Preferred stock

The Company has authority to issue ten million (10,000,000) common with a par value of $.001 of which no shares have been issued at March 31, 2013.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

The Company entered into an Asset Purchase Agreement on April 23, 2013, with Wireless NRG, LLC, a Florida limited liability company. Subject to the terms and conditions of the Agreement, at the closing, the Company agrees to transfer to Wireless NRG, LLC, one million eight hundred thirty one thousand nine hundred and seventeen (1,831,917) common shares at $.001 par value, and execute a promissory note for $1,715,000 in favor of Wireless NRG, LLC, in exchange for all assets of Wireless NRG, LLC. The assets acquired by the Company will be contributed to a subsidiary of the Company, Kudo Technologies, Inc., at the closing, and thereafter the business will be conducted in the subsidiary.

Closing of the transaction is subject to and wholly conditioned upon the delivery of an acceptable audit, conducted by a member of the PCAOB, of Wireless NRG, LLC’s books and records for the years ending 12-31-2011 and 12-31-2012, the execution of all required documentation to affect the transaction, and the completion of due diligence to the satisfaction and approval of the Company in its sole discretion.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended March 31, 2013, which was unchanged from our revenue of $0 for the three months ended March 31, 2012. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended March 31, 2013 was $29,884, which was an increase of $24,727 from our net loss of $5,157 in the three-month period ended March 31, 2012. The increase is due to increases in legal and accounting expense, as well as officer compensation.

Liquidity and Capital Resources

We are a shell company. We have no internal sources of cash. Our only sources of cash are advance by our affiliates or shareholders as we have no assets, liabilities or source of revenues . All expenses will be funded by such advances. From time to time, stockholders of the Company will advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. Stockholder loans totaled $67,625 at March 31, 2013.

We are not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in a material increase or decrease of our liquidity.

We have no material commitments for capital expenditures as of the end of March 31, 2013.

Off-balance Sheet Arrangements.

We have no off-balance sheet arrangements at March 31, 2013.

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

For a full discussion of our internal control over financial reporting, please refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

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

SPUTNIK ENTERPRISES,INC.

Date: May 15, 2013	By:	/s/ Anthony Gebbia
(President)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	President, Principal Executive Officer,	May 15, 2013
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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