Form 10-Q
period 2013-06-30
Sputnik Enterprises, Inc
filed 2013-08-09
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

Commission file number 000-52366

SPUTNIK ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 1809 East Broadway #125
Oviedo, Florida 32765
(Address of principal executive offices)

757-572-9241
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

As of August 9, 2013 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	F-1

	Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	F-2

	Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to June 30, 2013 (unaudited)	F-3

	Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to June 30, 2013 (unaudited)	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	3

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	4

Item 4.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Mine Safety Disclosures	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

Signatures		7

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	6/30/2013	12/31/2012
	(unaudited)	(audited)
Assets
Current Assets
Cash	$229	$5,625
Total Current Assets	229	5,625

Total Assets	$229	$5,625

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	2,598	4,766
Advances from Stockholder	91,125	40,000
Total Current Liabilities	93,723	44,766

Stockholders' Deficit
Preferred Stock, Series A, $10.00 par value;
10,000,000 shares authorized;
5,200 and 0 shares outstanding, respectively	52,000	--
Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,981,385	1,981,385
Accumulated Deficit during the Development Stage	(2,127,174)	(2,020,821)
Total Stockholders' Deficit	(93,494)	(39,141)

Total Liabilities and Stockholders' Deficit	$229	$5,625

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Re-entering Development Stage (2/29/2008) to June 30, 2013

General and administrative expenses	76,469	2,594	106,353	7,251	206,879
Interest expense	-	500	-	1,000	7,432
Operating Loss	(76,469)	(3,094)	(106,353)	(8,251)	(214,311)

Other Income	-	-	-	-	-

Income/(loss) before income taxes	(76,469)	(3,094)	(106,353)	(8,251)	(214,311)

Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-

Net gain/(loss) from operations	$(76,469)	$(3,094)	$(106,353)	$(8,251)	$(214,311)

Net gain/(loss)	$(76,469)	$(3,094)	$(106,353)	$(8,251)	$(214,311)

Net loss per share, basic and diluted	$(0.26)	$(0.01)	$(0.36)	$(0.03)

Weighted average common shares outstanding	295,278	295,278	295,278	295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	For the Six Months Ended	For the Six Months Ended	Re-entering Development Stage (2/29/2008) to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) from continuing operations	$(106,353)	$(8,251)	$(214,311)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Common stock issued as compensation and for expenses	52,000	-	52,000
Non-cash interest expense	-	1,000	8,431
Note payable issued for legal expenses	-	-	25,000

Changes in operating assets and liabilities:

Increase/(Decrease) in Accounts Payable	(2,168)	-	2,598

Total adjustments to net income	(2,163)	1,000	36,034

Net cash provided by (used in) operating activities	(56,521)	(7,251)	(126,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Donated capital from shareholder	-	-	60,386
Increase/(Decrease) in shareholder loans	51,125	7,251	51,125
Cash Received/(Paid) on notes payable	-	-	15,000

Net cash provided by (used in) financing activities	51,125	7,251	126,511

CASH RECONCILIATION
Net increase (decrease) in cash and cash equivalents	(5,396)	-	229
Cash and cash equivalents - beginning balance	5,625	-	-

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$229	$-	$229

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
 (unaudited)

NOTE 1 – ORGANIZATION

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

NOTE 2 – BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

Development Stage Company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered part of the Company's development stage activities.

Stock Based Compensation

The Company issues restricted stock to consultants for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

NOTE 4 – GOING CONCERN

The Company incurred a net loss of $106,353 during the six months ended June 30, 2013 and had net cash used in operating activities of $56,521 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $214,311 at June 30, 2013. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Officer Compensation

On May 23, 2013, the Company entered into an Executive Employment Agreement with R. Thomas Kidd for services as CEO and Principle Financial Officer.  Pursuant to the Agreement, Mr. Kidd will receive 5,000 shares of the Company’s Series A preferred stock as compensation for services on a month to month basis until either the Company or Mr. Kidd provides at least 15 days advance written notice.

On May 23, 2013, the Company entered into an Executive Employment Agreement with Anthony Gebbia for services as Chief Operating Officer.  Pursuant to the Agreement, Mr. Gebbia will receive monthly compensation in the amount of $10,000 per month.  In addition, Mr. Gebbia will receive 200 shares of the Company’s Series A preferred stock as a signing bonus and for past services as CEO of the Company.  The Agreement will continue on a month to month basis until the Company or Mr. Gebbia provides at least 15 days advance written notice.

Advances from Stockholder

From time to time, stockholders of the Company will advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Stockholder loans totaled $91,125 at June 30, 2013.

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

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001, of which 295,278 shares have been issued. The Company intends to issue additional shares in an effort to capital to find its operations.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,200 shares have been issued as of June 30, 2013.  This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common.  There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common.  Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

On May 23, 2013, the Company entered into an Executive Employment Agreement with R. Thomas Kidd for services as CEO and Principle Financial Officer.  Pursuant to the Agreement, Mr. Kidd received 5,000 shares of the Company’s Series A preferred stock as compensation for services, for a value of $50,000.

On May 23, 2013, the Company entered into an Executive Employment Agreement with Anthony Gebbia for services as Chief Operating Officer.  Pursuant to the Agreement, Mr. Gebbia received 200 shares of the Company’s Series A preferred stock as a signing bonus and for past services as CEO of the Company, valued at $2,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Closing of the transaction is subject to and wholly conditioned upon the delivery of an acceptable audit of Wireless NRG, LLC books and records conducted by a PCAOB registered independent audit firm for the years ending December 31, 2012 and 2011, the execution of all required documentation to effect the transaction, and the completion of due diligence to the satisfaction and approval of the Company in its sole discretion. The Asset Purchase Agreement was terminated by the Company on May 22, 2013 and no penalties were incurred as a result of the Termination.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2013, which was unchanged from our revenue of $0 for the three months ended June 30, 2012. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2013 was $76,469, which was an increase of $73,375 from our net loss of $3,094 in the three-month period ended June 30, 2012. The increase is due to a difference in legal and accounting expense, as well as officer compensation in the form of cash and stock.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the six months ended June 30, 2013, which was unchanged from our revenue of $0 for the six months ended June 30, 2012. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the six months ended June 30, 2013 was $106,353, which was an increase of $98,102 from our net loss of $8,251 in the six-month period ended June 30, 2012. The increase is due to a difference in officer compensation in the form of cash and stock, accounting expense, and filing fees.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company.  All expenses will be funded as an advance by our affiliates or shareholders as we have no assets, liabilities or source of revenues.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 23, 2013 Anthony Gebbia resigned as Chief Executive Officer and sole member of the Board of Directors.  Mr. Gebbia was appointed to continue to serve the Company as Chief Operating Officer.  On July 15, 2013 Mr. Gebbia resigned as our Chief Operating Officer.  Mr. Gebbia furnished the Board with a written notice concerning the circumstances surrounding his resignation.

By written consent of the majority shareholder, R. Thomas Kidd was appointed as Chief Executive Officer, Principal Financial Officer and sole member of the Board of Directors.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

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

SPUTNIK ENTERPRISES,INC.

Date: August 9, 2013	By:	/s/ R. Thomas Kidd
(CEO and Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ R. Thomas Kidd	R. Thomas Kidd	Principal Executive Officer, Principal Financial Officer	August 9, 2013

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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