Form 10-Q
period 2013-09-30
Sputnik Enterprises, Inc
filed 2013-11-08
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

Commission file number 000-52366

SPUTNIK ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1809 East Broadway, #125
Oviedo, FL 32765
(Address of principal executive offices)

(757) 572-9241
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

As of November 8, 2013 there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	3

	Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to September 30, 2013 (unaudited)	4

	Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2013 and 2012, and from re-entering the development stage, February 29, 2008 to September 30, 2013 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	9/30/2013	12/31/2012
	(unaudited)	(audited)
Assets
Current Assets
Cash	$2,981	$5,625
Total Current Assets	2,981	5,625

Total Assets	$2,981	$5,625

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	4,198	4,766
Advances from Stockholder	105,125	40,000
Total Current Liabilities	109,323	44,766

Stockholders' Deficit
Preferred Stock, Series A, $.001 par value;
10,000,000 shares authorized;
5,200 and 0 shares outstanding, respectively	52,000	--
Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,981,385	1,981,385
Accumulated Deficit during the Development Stage	(2,140,022)	(2,020,821)
Total Stockholders' Deficit	(106,342)	(39,141)

Total Liabilities and Stockholders' Deficit	$2,981	$5,625

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Re-entering Development Stage (2/29/2008) to September 30, 2013

Revenue	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	12,848	2,989	119,201	10,240	219,727
Interest expense	-	500	-	1,500	7,432
Operating Loss	(12,848)	(3,489)	(119,201)	(11,740)	(227,159)

Other Income	-	-	-	-	-

Income/(loss) before income taxes	(12,848)	(3,489)	(119,201)	(11,740)	(227,159)

Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-

Net gain/(loss) from operations	$(12,848)	$(3,489)	$(119,201)	$(11,740)	$(227,159)

Net gain/(loss)	$(12,848)	$(3,489)	$(119,201)	$(11,740)	$(227,159)

Loss per share on continuing operations, basic and diluted	$(0.04)	$(0.01)	$(0.40)	$(0.04)

Weighted average common shares outstanding	295,278	295,278	295,278	295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (unaudited)

	For the Nine Months Ended	For the Nine Months Ended	Re-entering Development Stage (2/29/2008) to
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain(loss) from continuing operations	$(119,201)	$(11,740)	$(227,159)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Preferred stock issued as compensation	52,000	-	52,000
Non-cash interest expense	-	1,500	8,431
Note payable issued for legal expenses	-	-	25,000

Changes in operating assets and liabilities:

Increase/(Decrease) in Accounts Payable	(568)	-	4,198

Total adjustments to net income	51,432	1,500	89,629

Net cash provided by (used in) operating activities	(67,769)	(10,240)	(137,530)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Donated capital from shareholder	-	-	60,386
Increase/(Decrease) in shareholder loans	65,125	10,240	65,125
Cash Received/(Paid) on notes payable	-	-	15,000

Net cash provided by (used in) financing activities	65,125	10,240	140,511

CASH RECONCILIATION

Net increase (decrease) in cash and cash equivalents	(2,644)	-	2,981
Cash and cash equivalents - beginning balance	5,625	-	-

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$2,981	$-	$2,981

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

NOTE 2 – BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

Development Stage Company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered part of the Company's development stage activities.

NOTE 4 - GOING CONCERN

The Company incurred a net loss of $119,201 during the nine months ended September 30, 2013 and had net cash used in operating activities of $67,769 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $227,159 at September 30, 2013. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Officer Compensation

On May 23, 2013, the Company entered into an Executive Employment Agreement with R. Thomas Kidd for services as CEO and Principle Financial Officer. Pursuant to the Agreement, Mr. Kidd received 5,000 shares of the Company’s Series A preferred stock as consideration for services. The Agreement continues on a month to month basis until either the Company or Mr. Kidd provides at least 15 days advance written notice.

On May 23, 2013, the Company entered into an Executive Employment Agreement with Anthony Gebbia for services as Chief Operating Officer. Pursuant to the Agreement, Mr. Gebbia will receive monthly compensation in the amount of $10,000 per month. In addition, Mr. Gebbia will receive 200 shares of the Company’s Series A preferred stock as a signing bonus and for past services as CEO of the Company. The Agreement will continue on a month to month basis until the Company or Mr. Gebbia provides at least 15 days advance written notice. On July 1, 2013, the Company and Mr. Gebbia agreed to forego the compensation payable to Mr. Gebbia effective August 1, 2013, the date of his resignation.

Advances from Stockholder

From time to time, stockholders of the Company will advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Stockholder loans totaled $105,125 at September 30, 2013.

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

Preferred stock

The Company has authority to issue ten million (10,000,000) Series A preferred with a par value of $10.00, of which 5,200 shares have been issued at September 30, 2013.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2013, which was unchanged from our revenue of $0 for the three months ended September 30, 2012. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2013 was $12,848, which was an increase of $9,359 from our net loss of $3,489 in the three-month period ended September 30, 2012. The increase is due to a difference in and accounting expense, as well as filing fees.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the nine months ended September 30, 2013, which was unchanged from our revenue of $0 for the nine months ended September 30, 2012. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the nine months ended September 30, 2013 was $119,201, which was an increase of $107,461 from our net loss of $11,740 in the nine-month period ended September 30, 2012. The increase is due to a difference in officer compensation, stock compensation, accounting and legal expense, and filing fees.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable

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

SPUTNIK ENTERPRISES, INC.

Date: November 8, 2013	By:	/s/ R. Thomas Kidd
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ R. Thomas Kidd	R. Thomas Kidd	Principal Executive Officer,	November 8, 2013
Principal Financial Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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