Form 10-K
period 2013-12-31
Sputnik Enterprises, Inc
filed 2014-02-20
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52366

Sputnik Enterprises Inc.
 (Exact name of registrant as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7512 Dr. Phillips Blvd
Suite 50-302
Orlando, Florida 32819
(Address of principal executive offices)

(407) 203-7032
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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2013 was approximately $230,556 (based on 115,278 shares of common stock outstanding held by non-affiliates on such date, at $2.00 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 19, 2014, there were 295,278 shares of common stock, par value $.001, outstanding.

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

Item 1B. Unresolved Staff Comments

Not applicable as we are neither an accelerated filer nor a large accelerated filer.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

December 31, 2013	$2.00	$1.99
September 30, 2013	$2.00	$1.99
June 30, 2013	$2.99	$2.99
March 31, 2013	$2.00	$2.00
December 31, 2012	$8.00	$2.10
September 30, 2012	$3.00	$2.00
June 30, 2012	$1.60	$1.60
March 31, 2012	$1.60	$1.60

*	The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is listed on the OTCBB with the symbol SPNI. As of December 31, 2013, there were 96 shareholders of record of the Common Stock.

Preferred Stock

On February 6, 2008, Sputnik amended our Articles of Incorporation to authorize the issuance of 10,000,000 shares which will be designated “Preferred Stock”. The Company issued 5,200 of its preferred stock, series A.

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

Liquidity

For the year ended December 31, 2013, we had net cash used in operations of $67,435. Net cash provided by financing activities was $62,097 and consisted of loans from its majority shareholders and a note payable to a shareholder.

On December 31, 2013 we had total assets of $287 compared to assets of $5,625 at December 31, 2012.

We had total liabilities of $106,295 as of December 31, 2013, which consisted of accounts payable of $4,198 and shareholder notes aggregating $102,097. At December 31, 2012 we had accounts payable in the amount of $4,766 and shareholder notes totaling $40,000.

Through December 31, 2013, we had an accumulated deficit from prior operations of $1,912,863 and an accumulated deficit since development stage of $229,418.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders to meet minimum operating cash requirements. There is no written agreement for future funding.

The Company has a standing agreement with Duchess Capital (“Investor”), for an Equity Line Facility. The Investor shall commit to purchase up to $25 million of the Company’s stock over a 36 month period, after a registration statement of the stock has been declared effective by the US Securities and Exchange Commission.

Results of Operations

Our net loss for the year ended December 31, 2013 was $121,460 which was an increase of $49,072 over our net loss for the year ended December 31, 2012, which was $25,813. The increase was primarily attributable to stock based compensation of $52,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 20, 2013, M&K CPAs, PLLC was disengaged as the Company’s independent registered audit firm and we engaged DKM Certified Public Accountants (“DKM”). On May 5, 2013 the audit partner at DKM terminated his arrangements and on that date we dismissed DKM and engaged Messineo & Co., CPAs, LLC.

The reports of DKM as of and for the fiscal years ended December 31, 2012 contained no adverse opinion or disclaimerf o opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

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

During the fiscal years ended December 31, 2012, and through each subsequent period, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in connection with their report on the financial statements for such years.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2013 our management is dominated by a single individual serving as both our CEO and CFO, resulting in inadequate segregation of duties consistent with control objectives and ineffective oversight of the entity’s financial reporting and internal control by those charged with governance.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Anthony Gebbia	44	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

The following is information on the business experience of each director and officer.

Mr. Gebbia, age 44, is now and will continue to be our sole officer and director. On August 15, 2011 he joined Armada Sports and Entertainment as Chief Operating Officer and currently holds the position of Chairman & CEO. From May 2009 to March 2010, he was General Manager of T&B Equipment Company, a company in the business of Bleachers, Scaffolding, and Tent Flooring. From February 1988 to May 2009, he was Event Manager/Event Director for Walt Disney Company. Mr. Gebbia brings to the board a diverse career, most notably, gaining 21 years of experience at The Walt Disney Company, a world leader in family and sports entertainment. During his tenure at Disney, Mr. Gebbia was immersed in the Disney culture of Guest service, creativity and innovation and his experience includes transportation operations, theme park operations, administration, merchandise operations, finance, business development, international marketing, program development, telecast operations, domestic marketing and alliance marketing. Mr. Gebbia created the Logistics Operation for Disney’s Wide World of Sports (now ESPN Wide World of Sports) and led the logistics teams for such events as the Walt Disney World Golf Classic and The Walt Disney World Marathon. For eight years of his Disney career, Mr. Gebbia developed and oversaw signature events with multi-million dollar operating budgets, leading the project team of members from Finance, Entertainment, Operations, Talent Relations, Security, Legal, Business Development, Merchandise and Food and Beverage. Mr. Gebbia’s other career experience includes convention sales and operations, restaurant operations and project management on such projects as the Doha Tribeca Film Festival, Doha, Qatar and on the build-out of several PGA Tour events. Mr. Gebbia is currently on the Board of Directors of the non-profit Kids Beating Cancer and has been a member of the Board of Directors of the Woman’s Professional Billiards Association.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The named executive officers received the following compensation from the Company during the fiscal year ended December 31, 2013 and December 31, 2012.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
R. Thomas Kidd	2013	0	0	50,000	0	0	0	0	$50,000
CEO and CFO*	2012	0	0	0	0	0	0	0	0
Anthony Gebbia,	2013	43,000	0	2,000	0	0	0	0	$45,000
COO	2012	0	0	0	0	0	0	$5,000	$5,000

*	R. Thomas Kidd terminated employment agreement on January 20, 2014

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

On May 23, 2013 the Company entered into an employment agreement with R. Thomas Kidd, to serve as the Chief Executive Officer and Principal Financial Officer of the Company, on a month to month basis. No annual compensation has been assigned to the agreement and future merit bonus is at the discretion of the Board of Directors. Upon signing, 5,000 shares of Preferred Stock, Series A were issued. On January 20, 2014, the employment agreement was terminated, upon notification of retirement.

On May 23, 2013 the Company entered into an employment agreement with Anthony Gebbia, to serve as the Chief Operating Officer of the Company, and shall continue until 15 days advance written notice of termination, by either party. Monthly compensation of $10,000 and is to be paid bimonthly. Future merit bonus is at the discretion of the Board of Directors. Upon signing, 200 shares of Preferred Stock, Series A were issued. In July of 2013, Mr. Gebbia terminated his employment agreement. On January 20, 2014, coinciding with Mr. Kidd’s retirement, Mr. Gebbia re-assumed the role as Chief Executive Officer and Director. Mr. Gebbia is acting without employment agreement or compensation for his current services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of December 31, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class *

R. Thomas Kidd (1)	5,180,000	94.3%

Anthony Gebbia (2)	200,000	3.6%

All Directors and Officers as a Group (2 Individuals)	5,380,000	97.7%

_________________

*	Percentage of class based on 5,495,278 common stock equivalents (295,278 common issued and outstanding and 5,200,000 preferred shares, at if converted common stock equivalent)

(1)	R. Thomas Kidd, beneficially holds shares in joint with spouse.
(2)	Anthony Gebbia is an officer and director.

(b) The Company currently has not authorized any stock compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

During 2013, we have not entered into and as of December 31, 2013 we do not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2013, 2012, and 2012 are as follows:

Name	Audit Fees (1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Messineo & Co., CPAs, LLC For fiscal year ended: December 31, 2013	$7,500	$0	$0	$0

DKM Certified Public Accountants for fiscal year ended: December 31, 2012	$3,500	$0	$0	$0
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

SPUTNIK ENTERPRISES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Changes in Stockholders' (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 F-12

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sputnik Enterprises, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. (a development stage entity) as of December 31, 2013 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses, negative cash flows from operating activities and working capital deficiencies. . These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, Florida
February 17, 2014

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sputnik Enterprises, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. as of December 31, 2012 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from re-entering the development stage (February 29, 2008) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses, negative cash flows from operating activities and working capital deficiencies. . These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
March 26, 2013

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Balance Sheets
As of December 31, 2013 and 2012

	December 31	December 31
	2013	2012

ASSETS
Current assets:
Cash	287	5,625
Total current assets	287	5,625

Total assets	$287	$5,625

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	4,198	4,766
Advances from shareholders	102,097	40,000
Total current liabilities	106,295	44,766

Total long-term liabilities	106,295	44,766

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, $10.00 stated value, 10,000,000 authorized; 5,200 and 0 shares issued and outstanding	52,000	-
Common stock, $.001 par value, 50,000,000 authorized; 295,278 shares issued and outstanding in both periods	295	295
Additional paid in capital	1,983,978	1,981,385
Deficit accumulated from prior operations	(1,912,863)	(1,912,863)
Deficit accumulated during the development stage	(229,418)	(107,958)
Total stockholders' deficit	(106,008)	(39,141)
Total liabilities and stockholders' deficit	$287	$5,625

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statements of Operations
Years Ended December 31, 2013 and 2012 and the Period From
Re-entering Development Stage (February 29, 2008) to December 31, 2013

	Twelve Months	Twelve Months	Re-entering Development Stage (February 29, 2008) to
	December 31	December 31	December 31
	2013	2012	2013

Sales	$-	$-	$-

General and administrative expenses:
Compensation	95,340	-	95,340
Legal and professional fees	8,500	-	8,500
Other general and administrative	10,652	24,381	111,178
Total operating expenses	114,492	24,381	215,018
(Loss) from operations	(114,492)	(24,381)	(215,018)

Other income (expense):
Interest (expense)	(6,968)	(1,432)	(14,400)
(Loss) before taxes	(121,460)	(25,813)	(229,418)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(121,460)	$(25,813)	$(229,418)

Basic earnings (loss) per common share	(0.416)	(0.09)

Weighted average number of shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statement of Changes in Stockholders’ (Deficit)
Years Ended December 31, 2013 and 2012

					Additional	Accumulated Deficit
	Preferred Stock		Common Stock		Paid in Capital	Develop Stage	Prior Operations	TOTAL EQUITY
	Shares	Amt	Shares	Amt

Balance, December 31, 2010	-	-	295,278	295	1,956,558	(68,990)	(1,912,863)	(25,000)
Imputed interest					2,000			2,000
Donated capital from shareholder					11,155			11,155
Net income (loss)						(13,155)		(13,155)

Balance, December 31, 2011	-	-	295,278	295	1,969,713	(82,145)	(1,912,863)	(25,000)
Imputed interest					1,432			1,432
Donated capital from shareholder					10,240			10,240
Net income (loss)						(25,813)		(25,813)

Balance, December 31, 2012	-	-	295,278	295	1,981,385	(107,958)	(1,912,863)	(39,141)

Preferred stock, Series A, issued as compensation	5,200	52,000						52,000

Imputed interest					2,593			2,593

Net income (loss)						(121,460)		(121,460)

Balance, December 31, 2013	5,200	52,000	295,278	295	1,983,978	(229,418)	(1,912,863)	$(106,008)

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.
(A Development Stage Entity)
Statements of Cash Flows
Years Ended December 31, 2013 and 2012 and the Period From
Re-entering Development Stage (February 29, 2008) to December 31, 2013

	Twelve Months Ended December 31	Twelve Months Ended December 31	Re-entering Development Stage (February 29, 2008) to December 31
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(121,460)	$(25,813)	$(229,418)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Imputed interest on note payable	2,593	1,432	11,024
Stock compensation	52,000		52,000
Note payable issued for legal services			25,000
Change in current assets and liabilities:
Accounts payable and accrued expenses	(568)	4,766	4,198
Net cash flows from operating activities	(67,435)	(19,615)	(137,196)

Cash flows from investing activities:
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Advances from shareholders and related party's	62,097	10,240	122,483
Proceeds/(Payment) of notes payable	-	15,000	15,000
Net cash flows from financing activities	62,097	25,240	137,483

Net cash flows	(5,338)	5,626	287
Cash and equivalents, beginning of period	5,625	-	-
Cash and equivalents, end of period	$287	$5,626	$287

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company. AstroChimp is wholly-owned by Mr. LaDuke. Subsequently AstroChimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity. The Company was considered to have re-entered the development stage at that time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal year end

The Company elected December 31 as its fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $287 and $5,625 at December 31, 2013 and 2012, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012.

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

The Company has incurred a net operating loss for December 31, 2013 and 2012, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 and 0 for the years ending December 31, 2013 and 2012, respectively.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2013 and 2012.

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

Share-based expense for the periods ending December 31, 2013 and 2012 were $52,000 and $0, respectively.

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

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $121,460 during the year ended December 31, 2013 and had net cash used in operating activities of $67,435 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $229,418 at December 31, 2013. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

On July 1, 2008, the Company issued a note in the amount of $25,000 to legal counsel, for legal expenses. The note is due on demand and has no stated interest rate. Pursuant to a Notice of Assignment dated November 23, 2012, the Company was notified that the promissory note had been assigned and that all future note payments will be payable to Roy Thomas Kidd and Joan L. Kidd, The interest rate is 0% and is payable on demand.

On December 28, 2012 the Company issued a note in the amount of $15,000 to Roy Thomas and Joan L. Kidd, in exchange for cash. The interest rate is 0% and is payable on demand.

During the year ending December 31, 2013, cash advances and expenses paid on behalf of the company, totaling $62,097, were made by Mr. Kidd. There is no formal note or terms and is payable on demand.

Notes payable totaled $102,097 and $40,000 at December 31, 2013 and 2012, respectively. The Company is imputing an interest rate on the above debts, at a rate of 3.65%, to reflect the economic benefit of non-interest bearing loans. Interest expense on these loans amounted to $2,593 and $0, for the years ending December 31, 2013 and 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable

On July 1, 2012, the Company agreed to assign to Anthony Gebbia, the Company’s sole officer and director, a $25,000 promissory note previously issued to Michael Williams in exchange for legal services. to Pursuant to a Notice of Assignment dated November 23, 2012, the Company was notified that the promissory note had been assigned and that all future note payments will be payable to Roy Thomas Kidd and Joan L. Kidd, both shareholders as of December 31, 2012.

As of November 5, 2012, pursuant to a private Securities Purchase Agreement, Mr. Tony Gebbia held approximately 60.96 percent of the issued and outstanding common stock of the Company. As provided in the Agreement, Mr. LaDuke resigned as sole officer and director and was replaced by Mr. Gebbia as sole Officer and Director of the Company.

On December 28, 2012 the Company issued a note in the amount of $15,000 to Roy Thomas and Joan L. Kidd, in exchange for cash. The interest rate is 0% and is payable on demand.

During the year ending December 31, 2013, cash advances and expenses paid on behalf of the company, totaling $62,097, were made by Mr. Kidd. There is no formal note or terms and is payable on demand.

Contributed capital

During the years ended December 31, 2013, 2012 and 2011, shareholders contributed $0, $10,240 and $11,155, respectively, as additional capital contributed to fund operating expenses of the Company.

Employment agreements

On May 23, 2013 the Company entered into an employment agreement with R. Thomas Kidd, to serve as the Chief Executive Officer and Principal Financial Officer of the Company, on a month to month basis. No annual compensation has been assigned to the agreement and future merit bonus is at the discretion of the Board of Directors. Upon signing, 5,000 shares of Preferred Stock, Series A were issued. This agreement was terminated on January 20, 2014.

On May 23, 2013 the Company entered into an employment agreement with Anthony Gebbia, to serve as the Chief Operating Officer of the Company, and shall continue until 15 days advance written notice of termination, by either party. Monthly compensation of $10,000 and is to be paid bimonthly. Future merit bonus is at the discretion of the Board of Directors. Upon signing, 200 shares of Preferred Stock, Series A were issued. On July 20, 2013 this agreement was terminated.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the Officers of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 6 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of December 31, 2013 there has been no funding under the agreement.

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

Total common shares issued and outstanding at December 31, 2013 and 2012 were 295,278.

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

Total preferred shares, series A, issued and outstanding at December 31, 2013 and 2012 were 5,200 and 0, respectively.

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013 and 2012, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,217,000 and $2,021,000 at December 31, 2013 and 2012, respectively, and will begin to expire in the year 2024.

At December 31, 2013 and 2012, deferred tax assets at the statutory rate consisted of the following:

Deferred tax assets	2013	2012
Net operating losses	$34,400	$22,300
Less: valuation allowance	(34,400)	(22,300)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

On January 20, 2014, our Chief Executive Officer and Director, R. Thomas Kidd, retired from his position. For and as consideration of Kidd’s resignation as CEO and Director and retirement from services to the Company, Company shall agrees to compensate Kidd in the form of a severance package as follows:

•
Company shall execute and deliver a demand promissory note in the amount of $400,000, which shall be payable upon the demand of the holder. The promissory note shall be secured by all assets of the Company.

•
Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries

•	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
•	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
•	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd’s tenure as CEO of the Company.
•
Company represents and warrants that within 5 days of the date of closing of a merger transaction and exiting shell status, Company shall file a registration statement on form S-1 to register shares under its equity line with Dutchess Capital. No other shares other than the shelf registration for Dutchess will be included in this S-1 registration statement. Company further agrees that it shall take all steps necessary and required to obtain an effective declaration by the SEC on the registration statement.

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

•	Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.
•	Resign all positions, as applicable, with the Company.

On January 20, 2014, The Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one demand promissory note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: February 20, 2014	By:	/s/ Anthony Gebbia
Anthony Gebbia, Chief Executive Officer and President

Dated: February 20, 2014	By:	/s/ Anthony Gebbia
Anthony Gebbia, Director