Form 10-Q
period 2014-03-31
Sputnik Enterprises, Inc
filed 2014-05-15
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

Commission file number 000-52366

SPUTNIK ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7512 Dr. Phillips Blvd
Suite 50-302
Orlando, FL 32819
(Address of principal executive offices)

407.203.7032
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

As of May 15, 2014, there were 295,278 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$72	$287
Prepaid expenses	318,841	---
Total Current Assets	318,913	287

Total Assets	318,913	287

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	2,302	4,198
Deferred Interest	5,187	--
Note Payable	400,000	--
Total Current Liabilities	407,489	4,198

Long-term Liabilities:
Loans Payable	125,000	102,097
Total long-term liabilities	125,000	102,097

Total Liabilities	532,489	106,295

Stockholders' Deficit
Preferred Stock, Series A, $.001 par value;
100,000,000 shares authorized;
52,000 and 52,000 shares outstanding, respectively	52,000	52,000

Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295

Additional Paid In Capital	1,984,653	1,983,978
Deficit accumulated from prior operations	(1,912,863)	(1,912,863)
Accumulated Deficit during the Development Stage	(337,661)	(229,418)

Total Stockholders' Deficit	(213,576)	(106,008)

Total Liabilities and Stockholders' Deficit	$318,913	$287

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013		Re-entering Development Stage (2/29/2008) to March 31, 2014

Revenue	$	---	$	---	$	---

Cost of sales		---		---		---

Gross Profit		---		---		---

General and administrative expenses
Salaries		18,706		15,000		18,706
Legal and professional fees		---		7,875		8,500
Stock compensation		---		---		95,340
Other general and administrative		81,373		7,009		192,551
Total operating expenses		100,079		29,884		315,097

Operating Loss		(100,079)		(29,884)		(315,097)

Other Income
Interest (expense)		(8,164)		---		(22,564)

(Loss) before taxes		(108,243)		(29,884)		(337,661)

Provision (credit) for taxes on income		---		---		---

Net (loss)		$(108,243)		$(29,884)		$(337,661)

Loss per share on continuing operations, basic and diluted		(0.37)		(0.10)

Weighted average common shares outstanding		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Re-entering Development Stage (2/29/2008) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain(loss) from continuing operations	$(108,243)	$(29,884)	$(337,661)

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Imputed interest on note payable	675	---	11,699
Preferred stock issued as compensation	---	---	52,000
Amortization of deferred contract agreement	81,159	---	81,159
Note payable issued for legal expenses	---	---	25,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,291	(3,266)	7,489
Net cash flows from operating activities	(23,118)	(33,150)	(160,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	---	---	---
Net cash flows from investing activities	---	---	---

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	22,903	27,625	145,386
Proceeds/(Payment) of notes payable	---	---	15,000
Net cash flows from financing activities	22,903	27,625	160,386

Net increase (decrease) in cash and cash equivalents	(215)	(5,525)	72
Cash and cash equivalents - beginning balance	287	5,625	---

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72	$100	$72

See notes to financial statements.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $73 and $287 at March 31, 2014 and 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014, December 31, 2013, or 2012.

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

The Company has incurred a net operating loss for March 31, 2014 and 2013, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 and 0 for the years ending March 31, 2014 and 2013, respectively.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2014 and 2013.

Related parties

The Company follows subtopic ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions. See Note 6 for related party transactions.

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

Share-based expense for the periods ending March 31, 2014 and 2013 was $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $108,243 during the three months ended March 31, 2014 and had net cash used in operating activities of $23,118 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $337,661 and negative working capital of $88,576 as of March 31, 2014. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 that is payable upon demand by the note-holder. The Company recorded the consideration for the note as prepaid consulting fees and is ratably expensing the value over the current fiscal period. For the period from January 20, 2014 through March 31, 2014, the Company recognized $81,159 as consulting expense.

NOTE 5 – NOTES PAYABLE

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

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. (See note 8)

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On December 28, 2012, the Company issued a note in the amount of $15,000 to Roy Thomas and Joan L. Kidd, in exchange for cash. The interest rate is 0% and is payable on demand.

During the year ending December 31, 2013, cash advances and expenses paid on behalf of the company, totaling $62,097, were made by Mr. Kidd. There is no formal note or terms and is payable on demand.

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. (See notes 4 and 8)

Contributed capital

The Company has been imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note and therefore imputed interest on the note for the period is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $675 and $0, respectively, as imputed interest on shareholder loans to the Company.

Employment and Severance Agreements

On May 23, 2013 the Company entered into an Employment Agreement with R. Thomas Kidd, to serve as the Chief Executive Officer and Principal Financial Officer of the Company, on a month to month basis. No annual compensation has been assigned to the agreement and future merit bonus is at the discretion of the Board of Directors. Upon signing, 5,000 shares of Preferred Stock, Series A were issued to Mr. Kidd. Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd’s resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package as follows:

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

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of March 31, 2014, there has been no funding under the agreement.

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

Total common shares issued and outstanding at March 31, 2014 and 2013 was 295,278.

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

Total preferred shares, series A, issued and outstanding at March 31, 2014 and 2013 were 5,200 and 0, respectively.

On January 20, 2014, the Company entered into a severance package with R. Thomas Kidd whereby Mr. Kidd will return 5,000 Series A Preferred shares to the Company upon closing of a merger or acquisition transaction.

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

Pursuant to a Severance Agreement entered into on January 20, 2013 with R. Thomas Kidd, the Company entered into the following Agreements:

Consulting Agreement

The Company entered into a Consulting Agreement with R. Thomas Kidd who will provide management consulting and business advisory services to the Company, made effective upon the closing of a merger or acquisition transaction by the Company with one or more private operating entities. In the event of a merger or acquisition, the Company has agreed to the following:

Within 65 days of the effective date, the Company shall compensate Mr. Kidd in the form of two million shares of unrestricted common stock of the Company with issuances to occur in installments of 250,000 shares per month for a period of 8 months. The Company agrees to file a registration statement on form S-8 within 65 days of the effective date of this Agreement and issue the first installment of 250,000 shares within 3 days of an effective S-8 registration statement and then continue the issuances at the rate of 250,000 shares every 30 days thereafter until the total of 2 million shares are issued. The Company agrees that Mr. Kidd shall be entitled to receive the shares as earned and in the event of termination of the Agreement and that the Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Mr. Kidd. In the event that the Company fails to issue the shares when due, the Consultant may seek an injunctive order from a court of competent jurisdiction for purposes of enforcement of this provision. The Company waives any claim for offset or counterclaim against Consultant for any reason and the obligation to Consultant is continuing regardless of the validity of this agreement.

Demand Promissory Notes

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

The Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended March 31, 2014, which was unchanged from our revenue of $0 for the three months ended March 31, 2013. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended March 31, 2014 was $108,243, which was an increase of $78,359 from our net loss of $29,884 in the three-month period ended March 31, 2013. The increase is due to a difference in accounting expense, as well as filing fees.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. All expenses will be funded as an advance by our affiliates or shareholders as we have no assets, liabilities or source of revenues.

As of March 31, 2014, the Company had $318,841 in total current assets consisting of $72 in cash and $318,841 in prepaid consulting fees.

The Company had total current liabilities totaling $407,489 as of March 31, 2014, which included $2,302 of accounts payable and accrued liabilities, a $400,000 note payable, and $5,187 of accrued interest on our loans payable.

The Company had a deficit accumulated during the development stage of $337,661 and a working capital deficit of $88,576 as of March 31, 2014.

As of the end of this quarter, the Company has approximately $72 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Previously the Company has relied upon its majority shareholder to advance funds to allow it to operate, however; we do not expect such funding to continue. Moving forward, the Company will be forced to raise additional funds to support its operations and pay its ongoing and previously accrued expenses, which may be raised through loans from the Company’s related parties (although no current plans exist for such related parties to supply such funding), traditional bank loans, and/or through the sale of debt or equity securities, which could cause material dilution to the Company’s current shareholders.

The Company had $23,118 of net cash used in operations for the three months ended March 31, 2014, which was mainly due to $108,243 of net loss offset by the amortization of a deferred contract expense of $(81,159). In addition, there was an decrease of $3,291 in accounts payable and accrued expenses.

The Company had $22,903 of net cash provided by financing activities for the three months ended March 31, 2014, which was due to borrowings from related parties.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2014.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

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
___________
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

SPUTNIK ENTERPRISES, INC.

Date: May 15, 2014	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer,	May 15, 2014
Principal Financial Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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
__________
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