Form 10-Q
period 2014-06-30
Sputnik Enterprises, Inc
filed 2014-08-14
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	F-1

	Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	F-1

	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2014 and 2013, and from re-entering the development stage, February 29, 2008 to June 30, 2014 (unaudited)	F-2

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2014 and 2013, and from re-entering the development stage, February 29, 2008 to June 30, 2014 (unaudited)	F-3

	Notes to Unaudited Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	3

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	5

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	6

Item 5.	Other Information	6

Item 6.	Exhibits	7

Signatures		8

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,854	$287
Prepaid expenses	213,334	---
Total Current Assets	215,189	287

Total Assets	215,189	287

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	7,194	4,198
Deferred Interest	6,745	---
Note Payable	400,000	400,000
Total Current Liabilities	413,939	4,198

Long-term Liabilities:
Loans Payable	132,350	102,097
Total long-term liabilities	132,350	102,097

Total Liabilities	546,289	106,295

Stockholders' Deficit
Preferred Stock, Series A, $10 par value;
10,000,000 shares authorized;
5,200 and 5,200 shares outstanding, respectively	52,000	52,000
Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,984,653	1,983,978
Deficit accumulated from prior operations	(1,912,863)	(1,912,863)
Accumulated Deficit during the Development Stage	(455,185)	(229,418)
Total Stockholders' Deficit	(331,100)	(106,008)

Total Liabilities and Stockholders' Deficit	$215,189	$287

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013		Re-entering Development Stage (2/29/2008) to June 30, 2014

Revenue	$	---	$	---	$	---	$	---	$	---

General and administrative expenses
Salaries		---		---		18,706		---		18,706
Legal and professional fees		5,508		---		5,508		---		14,008
Stock compensation		---		---		---		---		95,340
Other general and administrative		107,467		76,469		188,840		106,353		300,017
Total operating expenses		112,975		76,469		213,054		106,353		428,071
Operating Loss		(112,975)		(76,469)		(213,054)		(106,353)		(428,071)

Other Income
Interest (expense)		(4,550)		---		(12,714)		---		(27,114)
(Loss) before taxes		(117,525)		(76,469)		(225,767)		(106,353)		(455,185)

Provision (credit) for taxes on income		---		---		---		---		---
Net (loss)		$(117,525)		$(76,469)		$(225,767)		$(106,353)		$(455,185)

Loss per share on continuing operations, basic and diluted		$(0.40)		$(0.26)		$(0.76)		$(0.36)

Weighted average common shares outstanding		295,278		295,278		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Re-entering Development Stage (2/29/2008) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain(loss) from continuing operations	$(225,767)	$(106,353)	$(455,185)

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Imputed interest on note payable	675	---	11,699
Preferred stock issued as compensation	---	52,000	52,000
Amortization of deferred contract agreement	186,666	---	186,666
Note payable issued for legal expenses	---	---	25,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,740	(2,168)	13,938
Net cash flows from operating activities	(28,686)	(56,521)	(165,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	30,254	51,125	152,737
Proceeds/(Payment) of notes payable	---	---	15,000
Net cash flows from financing activities	30,254	51,125	167,737

Net increase (decrease) in cash and cash equivalents	1,568	(5,396)	1,855
Cash and cash equivalents - beginning balance	287	5,625	---

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,855	$229	$1,855

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014, December 31, 2013, or 2012.

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

The Company has incurred a net operating loss for June 30, 2014 and 2013, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 and 0 for the periods ending June 30, 2014 and 2013, respectively.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2014 and 2013.

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

Share-based expense for the periods ending June 30, 2014 and 2013 was $0 and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and future reporting will omit presentations as a development stage.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $225,767 during the six months ended June 30, 2014 and had net cash used in operating activities of $28,686 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $455,185 and negative working capital of $198,750 as of June 30, 2014. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 that is payable upon demand by the note-holder. The Company recorded the consideration for the note as prepaid consulting fees and is ratably expensing the value over the current fiscal period. For the period from January 20, 2014 through June 30, 2014, the Company recognized $186,666 as consulting expense.

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

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd made additional cash advances on behalf of the company totaling $7,350. There is no formal note or terms and is payable on demand.

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

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. (See notes 4 and 7)

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd made additional cash advances on behalf of the company totaling $7,350. There is no formal note or terms and is payable on demand.

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

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of June 30, 2014, there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001 of which 295,278 have been issued. The Company intends to issue additional shares in an effort to capital to find its operations.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Total common shares issued and outstanding at June 30, 2014 and 2013 was 295,278.

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

Total preferred shares, series A, issued and outstanding at June 30, 2014 and 2013 were 5,200 and 0, respectively.

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

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd made additional cash advances on behalf of the company totaling $7,350. There is no formal note or terms and is payable on demand.

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

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended June 30, 2014, which was unchanged from our revenue of $0 for the three months ended June 30, 2013. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended June 30, 2014 was $117,525, which was an increase of $41,056 from our net loss of $76,469 in the three-month period ended June 30, 2013. The change is due to increases in professional and consulting fees as well as interest expense.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We had revenues of $0 for the six months ended June 30, 2014, which was unchanged from our revenue of $0 for the six months ended June 30, 2013.

Our net loss for the six months ended June 30, 2014 was $225,767, which was an increase of $119,414 from our net loss of $106,353 in the six-month period ended June 30, 2013. The difference is primarily due to increases in consulting fees and interest expense.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. All expenses will be funded as an advance by our affiliates or shareholders as we have no assets, liabilities or source of revenues.

As of June 30, 2014, the Company had $215,189 in total current assets consisting of $1,855 in cash and $213,334 in prepaid consulting fees, resulting from a note payable, a non-cash expenditure.

The Company had total current liabilities totaling $413,939 as of June 30, 2014, which included $13,939 of accounts payable and accrued liabilities and a $400,000 note payable.

The Company had a deficit accumulated during the development stage of $455,185 and a working capital deficit of $198,750 as of June 30, 2014.

As of the end of this quarter, the Company has approximately $1,855 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

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

The Company had $28,686 of net cash used in operations for the six months ended June 30, 2014, which was mainly due to $225,767 of net loss offset by the amortization of a deferred contract expense of $(186,666). In addition, there was an decrease of $9,740 in accounts payable and accrued expenses.

The Company had $30,254 of net cash provided by financing activities for the six months ended June 30, 2014, which was due to borrowings from and payments made on behalf of the Company by related parties.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

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

SPUTNIK ENTERPRISES,INC.

Date: August 13, 2014	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	August 13, 2014

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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