Form 10-Q
period 2014-09-30
Sputnik Enterprises, Inc
filed 2014-11-14
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 295,278 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited)	3

	Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013, and from re-entering the development stage, February 29, 2008 to September 30, 2014 (unaudited)	4

	Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2014 and 2013, and from re-entering the development stage, February 29, 2008 to September 30, 2014 (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$406	$287
Prepaid expenses	106,667	–
Total Current Assets	107,073	287

Total Assets	107,073	287

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	9,418	4,198
Deferred Interest	8,320	–
Note Payable	400,000	400,000
Total Current Liabilities	416,639	404,198

Long-term Liabilities:
Loans Payable	140,052	102,097
Total long-term liabilities	140,052	102,097

Total Liabilities	557,790	106,295

Stockholders' Deficit
Preferred Stock, Series A, $10.00 par value;
10,000,000 shares authorized;
5,200 and 5,200 shares outstanding, respectively	52,000	52,000
Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,984,653	1,983,978
Deficit accumulated from prior operations	(1,912,863)	(1,912,863)
Accumulated Deficit during the Development Stage	(574,802)	(229,418)
Total Stockholders' Deficit	(450,717)	(106,008)

Total Liabilities and Stockholders' Deficit	$107,073	$287

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Re-entering Development Stage (2/29/2008) to September 30, 2014

Revenue	$–	$–	$–	$–	$–

General and administrative expenses
Salaries	–	–	18,706	–	18,706
Legal and professional fees	7,716	2,500	13,224	11,875	21,724
Stock compensation	–	–	–	–	95,340
Other general and administrative	107,301	10,348	296,141	119,201	407,318
Total operating expenses	115,017	12,848	328,071	131,076	543,088
Operating Loss	(115,017)	(12,848)	(328,071)	(131,076)	(543,088)

Other Income
Interest (expense)	(4,600)	–	(17,314)	–	(31,714)
(Loss) before taxes	(119,617)	(12,848)	(345,384)	(131,076)	(574,802)

Provision (credit) for taxes on income	–	–	–	–	–
Net (loss)	$(119,617)	$(12,848)	$(345,384)	$(131,076)	$(574,802)

Loss per share on continuing operations, basic and diluted	$(0.40)	$(0.26)	$(0.76)	$(0.36)

Weighted average common shares outstanding	295,278	295,278	295,278	295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Re-entering Development Stage (2/29/2008) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain(loss) from continuing operations	$(345,384)	$(119,201)	$(574,802)

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Imputed interest on note payable	675	–	11,699
Preferred stock issued as compensation	–	52,000	52,000
Amortization of deferred contract agreement	293,333	–	293,333
Note payable issued for legal expenses	–	–	25,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,539	(568)	17,737
Net cash flows from operating activities	(37,837)	(67,769)	(175,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	37,956	65,125	160,439
Proceeds/(Payment) of notes payable	–	–	15,000
Net cash flows from financing activities	37,956	65,125	175,439

Net increase (decrease) in cash and cash equivalents	119	(2,644)	406
Cash and cash equivalents - beginning balance	287	5,625	–

CASH AND CASH EQUIVALENTS,END OF PERIOD	$406	$2,981	$406

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $406 and $287 at September 30, 2014 and December 31, 2013, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014, December 31, 2013, or 2012.

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

The Company has incurred a net operating loss for September 30, 2014 and 2013, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 and 0 for the periods ending September 30, 2014 and 2013, respectively.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2014 and 2013.

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

Share-based expense for the periods ending September 30, 2014 and 2013 was $0 and $0, respectively.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company is to adopted this standard at year end.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $345,384 during the nine months ended September 30, 2014 and had net cash used in operating activities of $37,837 for the same period. Additionally, the Company had a deficit accumulated during the development stage of $574,802 and negative working capital of $310,665 as of September 30, 2014. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 that is payable upon demand by the note-holder. The Company recorded the consideration for the note as prepaid consulting fees and is ratably expensing the value over the current fiscal period. For the period from January 20, 2014 through September 30, 2014, the Company recognized $293,333 as consulting expense.

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

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. (See note 7).

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

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $15,250. There is no formal note or terms and is payable on demand.

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

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. (See notes 4 and 7)

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $15,250. There is no formal note or terms and is payable on demand.

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

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of September 30, 2014, there has been no funding under the agreement.

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

Total common shares issued and outstanding at September 30, 2014 and 2013 was 295,278.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,200 shares have been issued as of September 30, 2013. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

Total preferred shares, series A, issued and outstanding at September 30, 2014 and 2013 were 5,200 and 0, respectively.

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

Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd made additional cash advances on behalf of the company totaling $15,250. There is no formal note or terms and is payable on demand.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Due to the fact that we were a shell company in both periods, we had revenues of $0 for the three months ended September 30, 2014, which was unchanged from our revenue of $0 for the three months ended September 30, 2013. Also related to our continuing status as a shell company, our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended September 30, 2014 was $119,616, which was an increase of $106,768 from our net loss of $12,848 in the three-month period ended September 30, 2013. The change is due to increases in professional and consulting fees as well as interest expense.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We had revenues of $0 for the nine months ended September 30, 2014, which was unchanged from our revenue of $0 for the nine months ended September 30, 2013.

Our net loss for the nine months ended September 30, 2014 was $345,384, which was an increase of $214,308 from our net loss of $131,076 in the nine-month period ended September 30, 2013. The difference is primarily due to increases in consulting fees and interest expense.

Liquidity and Capital Resources

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc., leaving us as a shell company. All expenses will be funded as an advance by our affiliates or shareholders as we have no assets, liabilities or source of revenues.

As of September 30, 2014, the Company had $107,073 in total current assets consisting of $406 in cash and $106,667 in prepaid consulting fees.

The Company had total current liabilities totaling $417,738 as of September 30, 2014, which included $17,738 of accounts payable and accrued liabilities and a $400,000 note payable.

The Company had a deficit accumulated during the development stage of $574,802 and a working capital deficit of $310,665 as of September 30, 2014.

As of the end of this quarter, the Company has approximately $406 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

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

The Company had $37,837 of net cash used in operations for the nine months ended September 30, 2014, which was mainly due to $345,384 of net loss offset by the amortization of a deferred contract expense of $(293,333). In addition, there was an increase of $5,220 in accounts payable and accrued expenses.

The Company had $37,956 of net cash provided by financing activities for the nine months ended September 30, 2014, which was due to borrowings from related parties.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

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

SPUTNIK ENTERPRISES, INC.

Date: November 14, 2014	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer,	November 14, 2014
Principal Financial Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

