Form 10-K
period 2014-12-31
Sputnik Enterprises, Inc
filed 2015-03-25
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2014 was approximately $230,556 (based on 115,278 shares of common stock outstanding held by non-affiliates on such date, at $2.00 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 23, 2015, there were 295,278 shares of common stock, par value $.001, outstanding.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2014	$2.00	$2.00
September 30, 2014	$2.00	$2.00
June 30, 2014	$2.00	$2.00
March 31, 2014	$2.00	$2.00
December 31, 2013	$2.00	$1.99
September 30, 2013	$2.00	$1.99
June 30, 2013	$2.99	$2.99
March 31, 2013	$2.00	$2.00

____________

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is listed on the OTC-BB with the symbol SPNI.OB. As of December 31, 2014, there were 96 shareholders of record of the Common Stock.

Preferred Stock

On February 6, 2008, Sputnik amended our Articles of Incorporation to authorize the issuance of an additional 10,000,000 shares designated as “Preferred Stock”. The Company issued 5,200 of its preferred stock, series A.

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

Liquidity

For the year ended December 31, 2014, we had net cash used in operations of $40,686. Net cash provided by financing activities was $40,453 and consisted of donated capital and a note payable to a shareholder.

On December 31, 2014 we had total assets of $54 compared to assets of $287 at December 31, 2013.

We had total liabilities of $564,638 as of December 31, 2014, which consisted of accounts payable and accrued expenses of $22,088 and shareholder notes aggregating $542,550. At December 31, 2013 we had accounts payable and accrued expenses in the amount of $4,198 and shareholder notes totaling $102,097.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

The Company has a standing agreement with Duchess Capital (“Investor”), signed term sheet, for an Equity Line Facility. The Investor shall commit to purchase up to $25 million of the Company’s stock over a 36 month period, after a registration statement of the stock has been declared effective by the US Securities and Exchange Commission. The equity line has conversion feature for repayment of amounts drawn on the equity line. Conversion pricing of the shares will be at 94% of the lowest daily variable weighted average price (VWAP) during the five consecutive trading days immediately prior to the put date. The Company has not filed an S-1 registration, therefore, the terms of the agreement have not commenced and no advances under this agreement have been made.

Results of Operations

Our net loss for the year ended December 31, 2014 was $459,251 which was an increase of $337,991 over our net loss for the year ended December 31, 2013, which was $121,460. The increase was primarily attributable to consulting expense in the amount of $400,000.

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

Financial Instruments

The Company’s balance sheet includes financial instruments consisting, primarily of cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated our accounting policies and procedures to Company employees. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2014 our management is dominated by a single individual serving as both our CEO and CFO, resulting in inadequate segregation of duties consistent with control objectives and ineffective oversight of the entity’s financial reporting and internal control by those charged with governance.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The named executive officers received the following compensation from the Company during the fiscal year ended December 31, 2014 and December 31, 2013.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

R. Thomas Kidd	2014	18,706	0	0	0	0	0	400,000	$418,706
CEO and CFO*	2013	0	0	50,000	0	0	0	0	$50,000

Anthony Gebbia,	2014	0	0	0	0	0	0	0	$0
COO	2013	68,000	0	2,000	0	0	0	$5,000	$75,000

______________

* R. Thomas Kidd terminated employment agreement terminated on January 20, 2014. Severance of $400,000 exchanged for a note payable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of December 31, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Class	Amount and Nature of Beneficial Ownership		Percentage of Class
R. Thomas Kidd and Joan L. Kidd, husband and wife as tenants by the entireties	Convertible Preferred	5,000	(2)	96.15%
R. Thomas Kidd and Joan L. Kidd, husband and wife as tenants by the entireties	Common (upon conversion of Convertible Preferred)	5,000,000	(2)	90.99%
R. Thomas Kidd and Joan L. Kidd, husband and wife as tenants by the entireties	Common	180,000		3.28%
	Total Common (upon conversion of Convertible Preferred)	5,180,000		94.26%

Anthony Gebbia, Orlando, FL (1)	Convertible Preferred	200	(3)	<5%
Anthony Gebbia	Common (upon conversion of Convertible Preferred)	200,000	(3)	<5%

All Directors, Officers, and Affiliates as a Group (2 Individuals)	Common (upon conversion of Convertible Preferred)	5,380,000	(4)	97.90%

_____________

(1) Anthony Gebbia is an officer and director.

(2) Convertible Preferred shares which can be converted at 1000:1 (5,000,000 Common shares)

(3) Convertible Preferred shares which can be converted at 1000:1 (200,000 Common shares)

(4) Percentage of Class based on 5,495,278 common stock equivalents (295,278 common issued and outstanding and 5,200,000 preferred shares, as if converted common stock equivalent)

(b) The Company currently has not authorized any stock compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence.

As of December 31, 2014, we have not entered into any agreements or material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fiscal years ended December 31, 2014, and 2013 are as follows:

Name	Audit Fees (1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Messineo & Co., CPAs, LLC For fiscal year ended: December 31, 2014	$10,000	$0	$0	$0

Messineo & Co., CPAs, LLC for fiscal year ended: December 31, 2013	$7,500	$0	$0	$0

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SPUTNIK ENTERPRISES INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' (Deficit)	F-6

Notes to Financial Statements	F-7 - F-15

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Sputnik Enterprises, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC

Clearwater, FL

March 23, 2015

SPUTNIK ENTERPRISES, INC.

Balance Sheets

As of December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$54	$287
Total current assets	54	287

Total assets	54	287

LIABILITIES
Current liabilities:
Accounts payable	849	4,198
Accrued interest	21,239	-
Notes payable, related party	542,550	102,097
Total current liabilities	422,088	106,295

Total liabilities	564,638	106,295

COMMITMENTS AND CONTINGINCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 authorized;
52,000 and 52,000 shares issued and outstanding	52,000	52,000
Common stock, $.001 par value, 50,000,000 authorized;
295,278 shares issued and outstanding in both periods	295	295
Additional paid in capital	1,984,653	1,983,978
Accumulated deficit	(2,601,532)	(2,142,281)
Total stockholders' deficit	(564,584)	(106,008)
Total liabilities and stockholders' deficit	$54	$287

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.

(A Development Stage Entity)

Statements of Operations

	December 31,	December 31,
	2014	2013

Sales	-	-

General and administrative expenses:
Compensation	18,706	95,340
Legal and professional fees	14,457	8,500
Other general and administrative	404,174	10,652
Total operating expenses	437,337	114,492
(Loss) from operations	(437,337)	(114,492)

Other income (expense):
Interest (expense)	(21,914)	(6,968)
(Loss) before taxes	(459,251)	(121,460)

Provision (benefit) for taxes on income	-	-
Net (loss)	(459,251)	(121,460)

Basic earnings (loss) per common share	(1.56)	(0.41)

Weighted average number of shares outstanding	295,278	295,278

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.

Statement of Changes in Stockholders’ (Deficit)

Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	TOTAL EQUITY
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	-	$-	295,278	$295	$1,981,385	$(2,020,821)	$(39,141)

Preferred stock, Series A, issued as compensation	5,200	52,000					52,000

Contributed capital, interest on shareholder loans					2,593		2,593

Net loss						(121,460)	(121,460)

Balance, December 31, 2013	5,200	52,000	295,278	295	1,983,978	(2,142,281)	(106,008)

Common shares to be issued under consulting agreement (2 million)							515,000

Contributed capital, interest on shareholder loans					675		675
Net loss						(459,251)	(459,251)

Balance, December 31, 2014	5,200	$52,000	295,278	$295	$1,984,653	$(3,116,532)	$(564,584)

The accompanying notes are an integral part of these financial statements.

SPUTNIK ENTERPRISES, INC.

Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(459,251)	$(121,460)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Imputed interest on note payable	675	2,593
Stock compensation	515,000	52,000
Compensation expense for services rendered and settled by the establishment of a note payable	400,000	-
Change in current assets and liabilities:
Accounts payable	(3,349)	(568)
Accounts payable and accrued expenses	21,239	-
Net cash flows from operating activities	(40,686)	(19,615)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from shareholders and related party's	40,453	62,097
Net cash flows from financing activities	40,453	62,097
Net cash flows	(233)	(5,338)

Cash and equivalents, beginning of period	287	5,625
Cash and equivalents, end of period	$54	$287

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Specifically, those presentations under reporting requirements as a development stage company. These reclassifications had no effect on reported losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $54 and $287 at December 31, 2014 and December 31, 2013, respectively.

Cash Flow Reporting

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

Fair Value of Financial Instruments

The Company’s balance sheet includes financial instruments consisting of cash, accounts payables, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014, or 2013.

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

The Company has incurred net operating losses for December 31, 2014 and 2013, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 for the years ending December 31, 2014 and 2013.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2014 and 2013.

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

Share-based expense for the years ending December 31, 2014 and 2013 was $0 and $52,000, respectively.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $459,251 during the year ended December 31, 2014 and had net cash used in operating activities of $40,686 for the same period. Additionally, the Company has an accumulated deficit of $2,601,532 and a working capital deficit of $564,584 at December 31, 2014.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 4 – NOTES PAYABLE

Summary of notes payable:

	December 31, 2014	December 31, 2013
Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$125,000	$--
Advances payable, related party (Kidd), 2014, interest 0%, payable upon demand (b)	17,550	102,097
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (c)	400,000	--
	$542,550	$102,097

______________________

(a) On January 20, 2014, the Company consolidated all advances and loans previously made through date by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

(b) During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd.  Subsequent to the consolidation of advances, described above, made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $17,550. There is no formal note or terms and is payable on demand.

(c) On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company.  The note was created under severance agreement, a non-cash transaction. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944.44 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $17,550. There is no formal note or terms and is payable on demand.

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

Contributed capital

The Company has been imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note and therefore imputed interest on the note for the period is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $675 and $2,593 for the years ending December 31, 2014 and 2013, respectively, as imputed interest on shareholder loans to the Company.

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

On January 20, 2014, the Company entered into a consulting agreement with their former executive, R. Thomas Kidd, effective upon the completion of a merger or acquisition.  Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months.  The Consultant shall be entitled to receive the shares as earned and in the event of termination of the agreement, Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Consultant.  As of December 31, 2014, the shares are unissued and payable.  The Company has not recognized any stock-based compensation, as the contingent event of a merger has not occurred.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the Officers of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 6 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of December 31, 2014 there has been no funding under the agreement.

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

On January 20, 2014, the Company entered into a consulting agreement, effective upon completion of a merger or acquisition, with their former executive, R. Thomas Kidd.  Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months.  Under contractual agreement, the shares are to be issued as unrestricted shares.  The Company has not completed any merger or acquisition subsequent to the signing of the agreement.  As of December 31, 2014, the shares have not been earned and are unissued.

Total common shares issued and outstanding at December 31, 2014 and 2013 were 295,278.

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

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2014 and 2013, the Company incurred a net losses and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,601,000 and $2,142,000 at December 31, 2014 and 2013, respectively, and will begin to expire in the year 2025.

At December 31, 2014 and 2013, deferred tax assets at the statutory rate consisted of the following:

Deferred tax assets	2014	2013
Net operating losses	$390,200	$321,300
Less: valuation allowance	(390,200)	(321,300)
Net deferred tax asset	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

An Agreement and Plan of Merger was made the first day of February, 2015 by and between Sputnik Enterprises, Inc. and Ludvik Holdings, Inc., a Delaware Corporation. Subject to the terms and conditions of the Agreement, at the closing, the Issuer shall merge with and into the Ludvig Holdings, and Ludvig Holdings shall be the surviving corporation in the Merger.

Closing of the transaction is subject to and wholly conditioned upon: Each party shall have obtained the approval of the agreement and plan of merger by a majority of its voting shareholders, the Effective date under the Plan shall have occurred, and the issuer debt of $540,052 due in notes payable and loans payable shall have been paid to the satisfaction of the note and loan holders. In the event the closing has not been completed on or before February 27, 2015, or extended by written agreement of both parties, this agreement shall terminate and be null and void.

On February 26, 2015, an addendum to the Agreement was executed whereby the closing date was extended to March 10, 2015. All other terms and conditions of the Agreement remained the same.

On March 14, 2015, an addendum to the Agreement was executed whereby the closing date was extended to March 24, 2015. All other terms and conditions of the Agreement remained the same.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: March 25, 2015	By	/s/ Anthony Gebbia
Anthony Gebbia
Chief Executive Officer and President

14