Form 10-Q
period 2015-03-31
Sputnik Enterprises, Inc
filed 2015-05-13
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 295,278 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$70	$54
Total Current Assets	70	54

Total Assets	70	54

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	849	849
Accrued interest	25,739	21,239
Note Payable	569,703	542,550
Total Current Liabilities	570,063	564,638

Total Liabilities	570,063	564,638

Stockholders' Deficit
Preferred Stock, Series A, $.001 par value; $10.00 stated value
100,000,000 shares authorized;
5,200 and 5,200 shares outstanding, respectively	52,000	52,000
Common Stock, $.001 par value;
50,000,000 shares authorized;
295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,984,653	1,984,653
Accumulated deficit	(2,606,941)	(2,601,532)
Total Stockholders' Deficit	(569,993)	(564,584)

Total Liabilities and Stockholders' Deficit	$70	$54

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014

Revenue	$	---	$	---

General and administrative expenses
Salaries		---		18,706
Other general and administrative		909		81,373
Total operating expenses		909		100,079
Operating Loss		(909)		(100,079)

Other Income
Interest (expense)		(4,500)		(8,164)
(Loss) before taxes		(5,409)		(108,243)

Provision (credit) for taxes on income		---		---
Net (loss)		$(5,409)		$(108,243)

Loss per share on continuing operations, basic and diluted		$(0.02)		$(0.37)

Weighted average common shares outstanding		295,278		295,278

See notes to financial statements.

SPUTNIK ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss) from continuing operations	$(5,409)	$(108,243)

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Imputed interest on note payable	---	675
Amortization of deferred contract agreement	---	81,159

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,500	3,291
Net cash flows from operating activities	(4,500)	(23,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	925	22,903
Net cash flows from financing activities	925	22,903

Net increase (decrease) in cash and cash equivalents	16	(215)
Cash and cash equivalents - beginning balance	54	287

CASH AND CASH EQUIVALENTS,END OF PERIOD	$70	$72

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $70 and $54 at March 31, 2015 and March 31, 2014, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 or 2014.

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

The Company has incurred net operating losses for March 31, 2015 and 2014, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 for the three months ending March 31, 2015 and 2014.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2015 and 2014.

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

Share-based expense for the three months ending March 31, 2015 and 2014 was $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $5,409 during the three months ended March 31, 2015 and had net cash used in operating activities of $909 for the same period. Additionally, the Company has an accumulated deficit of $2,606,941 and a working capital deficit of $569,993 at March 31, 2015. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

Summary of notes payable:

	March 31, 2015	March 31, 2014
Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$125,000	$125,000
Advances payable, related party (Kidd), 2014, interest 0%, payable upon demand (b)	18,475	17,550
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (c)	400,000	400,000
	$543,475	$542,550

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

(b) During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances, described above, made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $18,475. There is no formal note or terms and is payable on demand.

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

During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $18,475. There is no formal note or terms and is payable on demand.

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

Contributed capital

The Company has been imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note and therefore imputed interest on the note for the period is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the three months ending March 31, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

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

•

Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries.

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

On January 20, 2014, the Company entered into a consulting agreement with their former executive, R. Thomas Kidd, effective upon the completion of a merger or acquisition. Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months. The Consultant shall be entitled to receive the shares as earned and in the event of termination of the agreement, Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Consultant. As of Sputnik Enterprises is a “blank check company” in that it is development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

 During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating a reverse merger.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

NOTE 6 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of March 31, 2015 there has been no funding under the agreement.

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

Total common shares issued and outstanding at March 31, 2015 and 2014 were 295,278.

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

Total preferred shares, series A, issued and outstanding at March 31, 2015 and 2014 were 5,200 and 5,200, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

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

On April 27, 2015 the Company failed to close the merger as agreed per an addendum executed on April 24, 2015. As a result, the merger agreement is terminated and null and void.

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

The following discussion of our financial condition and results of operations as of March 31, 2015 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Liquidity

For the three months ended March 31, 2015, we had net cash used in operations of $909. Net cash provided by financing activities was $925 which consisted of a note payable to a shareholder.

On March 31, 2015 we had total assets of $70 compared to assets of $73 at March 31, 2014.

We had total liabilities of $570,063 as of March 31, 2015, which consisted of accounts payable and accrued expenses of $15,152 and shareholder notes aggregating $543,475.

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

3

Results of Operations

Our net loss for the three months ended March 31, 2015 was $5,409 which was a decrease of $102,834 over our net loss for the three months ended March 31, 2014, which was $108,243. The decrease was primarily due to reduced compensation and consulting expenses.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2015.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

5

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

6

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUTNIK ENTERPRISES,INC.

Date: May 13, 2015	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer,	May 13, 2015
Principal Financial Officer and Principal Accounting officer

7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

8