Form 10-Q
period 2015-06-30
Sputnik Enterprises, Inc
filed 2015-08-18
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________.

Commission file number 000-52366

SPUTNIK ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10781 Satellite Blvd

Orlando, Florida 32837

(Address of principal executive offices)

321.303.0886

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

As of August 6, 2015, there were 295,278 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$2,630	$54
Total Current Assets	2,630	54

Total Assets	2,630	54

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	1,150	849
Accrued interest	30,289	21,239
Note Payable to related party	551,074	542,550
Total Current Liabilities	582,513	564,638

Total Liabilities	582,513	564,638

Stockholders' Deficit
Preferred Stock, Series A, $.001 par value; $10 stated value 100,000,000 shares authorized; 5,200 and 5,200 shares outstanding, respectively	52,000	52,000
Common Stock, $.001 par value; 50,000,000 shares authorized; 295,278 and 295,278 shares outstanding, respectively	295	295
Additional Paid In Capital	1,984,653	1,984,653
Accumulated deficit	(2,616,831)	(2,601,532)
Total Stockholders' Deficit	(579,883)	(564,584)

Total Liabilities and Stockholders' Deficit	$2,630	$54

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014

Revenue	$	---	$	---	$	---	$	---

General and administrative expenses
Salaries		---		---		---		18,706
Other general and administrative		5,340		112,975		6,249		194,348
Total operating expenses		5,340		112,975		6,249		213,054
Operating Loss		(5,340)		(112,975)		(6,249)		(213,054)

Other Income
Interest expense		(4,550)		(4,550)		(9,050)		(12,713)
Loss before taxes		(4,550)		(117,525)		(15,299)		(225,767)

Provision (credit) for taxes on income		---		---		---		---
Net loss		$(9,890)		$(117,525)		$(15,299)		$(225,767)

Loss per share on continuing operations, basic and diluted		$(0.03)		$(0.40)		$(0.05)		$(0.76)

Weighted average common shares outstanding		295,278		295,278		295,278		295,278

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
OPERATING ACTIVITIES

Net (loss) from continuing operations	$(15,299)	$(225,767)

Adjustments to reconcile net (loss) to cash provided (used in) by operating activities:
Imputed interest on note payable	---	675
Amortization of deferred contract agreement	---	186,666

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,351	9,740
Net cash used in operating activities	(5,948)	(28,686)

FINANCING ACTIVITIES
Proceeds from related party	8,524	30,254
Net cash provided by financing activities	8,524	30,254

Net increase (decrease) in cash and cash equivalents	2,576	1,568
Cash - beginning balance	54	287

CASH AND CASH EQUIVALENTS,END OF PERIOD	$2,630	$1,855

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $2,630 and $54 at June 30, 2015 and December 31, 2014, respectively. The Company has no equivalents as of June 30, 2015 and December 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or 2014.

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

The Company has incurred net operating losses for June 30, 2015 and 2014, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 for the three months ending June 30, 2015 and 2014.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2015 and 2014.

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

Share-based expense for the six months ending June 30, 2015 and 2014 was $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $15,299 during the six months ended June 30, 2015 and had net cash used in operating activities of $5,948 for the same period. Additionally, the Company has an accumulated deficit of $2,616,831 and a working capital deficit of $579,883 at June 30, 2015. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

Summary of notes payable:

	June 30, 2015	December 31, 2014
Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$125,000	$125,000
Advances payable, related party (Kidd), 2014, interest 0%, payable upon demand (b)	26,074	17,550
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (c)	400,000	400,000
	$551,074	$542,550

____________

(a) On January 20, 2014, the Company consolidated all advances and loans previously made through date by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

(b) During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances, described above, made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $26,074. There is no formal note or terms and is payable on demand.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $26,074. There is no formal note or terms and is payable on demand.

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

Contributed capital

The Company has been imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note and therefore imputed interest on the note for the period is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the six months ending June 30, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

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

NOTE 6 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of June 30, 2015 there has been no funding under the agreement.

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

Total common shares issued and outstanding at June 30, 2015 and 2014 were 295,278.

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

Total preferred shares, series A, issued and outstanding at June 30, 2015 and December 31, 2014 were 5,200 and 5,200, respectively.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

The following discussion of our financial condition and results of operations as of June 30, 2015 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

Overview

Sputnik Enterprises is a “blank check company” in that it is a development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

 During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating a reverse merger.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity

For the six months ended June 30, 2015, we had net cash used in operations of $5,948. Net cash provided by financing activities was $8,524 which consisted of a note payable to a shareholder.

On June 30, 2015 we had total assets of $2,630 compared to assets of $54 at December 31, 2014.

We had total liabilities of $582,513 as of June 30, 2015, which consisted of accounts payable and accrued expenses of $31,439 and shareholder notes aggregating $551,074. At December 31, 2014 we had accounts payable and accrued expenses in the amount of $22,088 and shareholder notes totaling $542,550.

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

Results of Operations

Three Months Ended June 30, 2015 compared to the three months ended June 30, 2014

Our net loss for the three months ended June 30, 2015 was $9,890 which was a decrease of $107,635 over our net loss for the three months ended June 30, 2014, which was $117,525. The decrease was primarily due to reduced compensation and consulting expenses.

Six Months Ended June 30, 2015 compared to the six months ended June 30, 2014

Our net loss for the six months ended June 30, 2015 was $15,299 which was a decrease of $210,468 over our net loss for the six months ended June 30, 2014, which was $225,767. The decrease was due to reduced compensation and professional fees.

General and administrative expenses for the six months ended June 30, 2015 and ended 2014 were $6,249 and $213,054, respectively. Interest expense for the six month periods ended June 30, 2015 and 2014 was $9,050 and $12,713, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the six months ended June 30, 2015.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the six months ended June 30, 2015.

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

SPUTNIK ENTERPRISES,INC.

Date: August 18, 2015	By:	/s/ Anthony Gebbia
Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	August 18, 2015

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

