Form 10-Q
period 2015-09-30
Sputnik Enterprises, Inc
filed 2015-12-04
CIK 1326917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 4, 2015, there were 1,015,278 shares issued and outstanding of the registrant's common stock.

PART I — UNAUDITED CONDENSED INTERIM FINANCIAL INFORMATION

Item 1. Unaudited Condensed Interim Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash	$3,190	$54
Total Assets	3,190	54

Liabilities and Stockholders' Equity/(Deficit)
Current Liabilities
Accounts payable	-	849
Accrued interest	-	21,239
Notes payable to related parties	-	542,550
Total Liabilities	-	564,638

Stockholders' Equity/(Deficit)
Preferred stock, Series A, $.001 par value; $10 stated value 10,000,000 shares authorized; 5,200 and 5,200 shares outstanding, respectively	52,000	52,000
Common stock, $.001 par value; 50,000,000 shares authorized; 1,015,278 and 295,278 shares outstanding, respectively	1,015	295
Additional paid in capital	3,426,933	1,984,653
Accumulated deficit	(3,476,758)	(2,601,532)
Total Stockholders' Equity/(Deficit)	3,190	(564,584)

Total Liabilities and Stockholders' Equity/(Deficit)	$3,190	$54

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SPUTNIK ENTERPRISES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014

Revenue	$	---	$	---	$	---	$	---

General and administrative expenses
Salaries		---		---		---		18,706
Other general and administrative		3,190		115,017		9,439		309,364
Total operating expenses		3,190		115,017		9,439		328,070
Operating loss		(3,190)		(115,017)		(9,439)		(328,070)

Other income/(expense)
Loss on extinguishment of debt to a related party		(852,137)		-		(852,137)		-
Interest expense		(4,600)		(4,600)		(13,650)		(17,315)
(Loss) before taxes		(859,927)		(119,617)		(875,226)		(345,384)

Provision (credit) for taxes on income		---		---		---		---
Net loss		$(859,927)		$(119,617)		$(875,226)		$(345,384)

Loss per share on continuing operations, basic and diluted		$(2.87)		$(0.40)		$(2.94)		$(1.17)

Weighted average common shares outstanding		299,238		295,278		297,942		295,278

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SPUTNIK ENTERPRISES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(875,226)	$(345,384)

Adjustments to reconcile net (loss) to cash provided by/(used in) operating activities:
Imputed interest on note payable	-	675
Amortization of deferred contract agreement	-	293,333
Loss on extinguishment of debt to related party	852,137	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,801	13,539
Net cash flows from operating activities	(10,288)	(37,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	10,424	37,956
Contributed capital	3,000	-
Net cash flows from investing activities	13,424	37,956

Net increase in cash and cash equivalents	3,136	119
Cash - beginning balance	54	287

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,190	$406

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SPUTNIK ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.424% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the condensed financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 25, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $3,190 and $54 at September 30, 2015 and December 31, 2014, respectively.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Fair Value of Financial Instruments

The Company's balance sheet includes financial instruments consisting of cash, accounts payables, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 or 2014.

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

The Company has incurred net operating losses for September 30, 2015 and 2014, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 for the nine months ending September 30, 2015 and 2014.

Commitments and contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2015 and December 31, 2014.

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

Share-based expense for the nine months ending September 30, 2015 and December 31, 2014 was $0 and $0, respectively.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $875,226 during the nine months ended September 30, 2015 and had net cash used in operating activities of $10,288 for the same period. Additionally, the Company has an accumulated deficit of $3,476,758 and working capital of $3,190 at September 30, 2015. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company is attempting to commence operations and produce revenues, the Company's cash position may not be significant enough to support the Company's operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.424% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

NOTE 4 – NOTES PAYABLE

Summary of notes payable:

	September 30, 2015	December 31, 2014
	(unaudited)
Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$-	$125,000
Advances payable, related party (Kidd), 2014, interest 0%, payable upon demand (b)	-	17,550
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (c)	-	400,000
	$-	$542,550

______________________

(a) On January 20, 2014, the Company consolidated all advances and loans previously made through date by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. As of September 30, 2015, interest in the amount of $14,569 has been accrued on the note. Principal and interest in the amount of $125,000 and $14,569 respectively was extinguished as a result of a Release Agreement entered into on September 29, 2015. (see Note 5) As of September 30, 2015, the note was considered paid in full.

(b) During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances, described above, made by R. Thomas Kidd on January 20, 2014, Mr. Kidd made additional cash advances on behalf of the company totaling $27,974. There is no formal note or terms and the balance was payable on demand. Principal in the amount of $27,974 was extinguished as a result of a Release Agreement entered into on September 29, 2015. (see Note 5) As of September 30, 2015, the note was considered paid in full.

(c) On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The note was created under severance agreement, a non-cash transaction. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full. As of September 30, 2015, interest in the amount of $20,320 has been accrued on the note. Principal and interest in the amount of $400,000 and $20,320, respectively, was extinguished as a result of a Release Agreement entered into on September 29, 2015. (see Note 5) As of September 30, 2015, the note was considered paid in full.

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

Effective September 30, 2015, and in connection with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock in exchange for the extinguishment of debt and related interest owed to R. Thomas Kidd. The transaction was valued at $1,440,000 and the Company recognized a loss on the extinguishment of debt to a related party in the amount of $852,137.

Contributed capital

The Company has been imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note. Imputed interest on the note is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the nine months ending September 30, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

On September 30, 2015, the company received $3,000 as contributed capital from a related party to pay expenses.

Severance and Release Agreements

Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package as follows:

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

•	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
•	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
•	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd's tenure as CEO of the Company.
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

Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from any and all manner of action or actions against the Company in connection with any and all agreements entered into by and between the Company and R. Thomas Kidd.

NOTE 6 – STOCKHOLDERS' EQUITY/(DEFICIT)

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of September 30, 2015 there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001 of which 1,015,278 have been issued. The Company intends to issue additional shares in an effort to fund its operations.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On January 20, 2014, the Company entered into a consulting agreement, effective upon completion of a merger or acquisition, with their former executive, R. Thomas Kidd. Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months. Under contractual agreement, the shares are to be issued as unrestricted shares. Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from all agreements entered into by and between the Company and R. Thomas Kidd, thereby nullifying this agreement.

On September 29, 2015, the Company issued 720,000 shares of common stock in exchange for the release of debt and other agreements entered into with R. Thomas Kidd, the Company's former Chief Executive Officer and Director. The excess of the fair value of consideration paid ($1,440,000) over the debt and accrued interest extinguished ($587,863) was $852,137 and was recorded to other expense as a loss on the extinguishment of debt because the entities are related parties.

Total common shares issued and outstanding at September 30, 2015 and 2014 were 1,015,278 and 295,278 respectively.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,200 shares have been issued as of September 30, 2015. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

On May 23, 2013, the Company entered into an Executive Employment Agreement with R. Thomas Kidd for services as CEO and Principal Financial Officer. Pursuant to the Agreement, Mr. Kidd received 5,000 shares of the Company's Series A preferred stock as compensation for services, for a value of $50,000.

On May 23, 2013, the Company entered into an Executive Employment Agreement with Anthony Gebbia for services as Chief Operating Officer. Pursuant to the Agreement, Mr. Gebbia received 200 shares of the Company's Series A preferred stock as a signing bonus and for past services as CEO of the Company, valued at $2,000.

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.424% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

Sport Venture Group, LLC

Sport Venture Group, LLC was incorporated in the State of South Carolina. The principal business of SVG is that of a sport investment and holding company that seeks to invest, hold and manage its various multisport interests. Ron Konersmann is the Owner/Manager of Sport Venture Group, LLC. Mr. Konersmann holds voting and investment power over any pecuniary interests in shares of the Company held by Sport Venture Group, LLC.

Windy River Group, LLC

Windy River Group, LLC was incorporated in the State of Massachusetts. The principal business of WRG is that of a private investment firm with interests in international football, banking, wealth management, and technology. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by WRG.

Total preferred shares, series A, issued and outstanding as of September 30, 2015 and December 31, 2014 were 5,200 and 5,200, respectively.

Paid in capital

On September 30, 2015, the company received $3,000 as contributed capital from a related party to pay expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company's financial position or results of operations.

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Item 2. Management's Discussion and Analysis or Plan of Operation

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" below.

The following discussion of our financial condition and results of operations as of September 30, 2015 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms "Sputnik," "we," "us," and "our" refer to Sputnik Enterprises, Inc.

Overview

Sputnik Enterprises is a "blank check company" in that it is a development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

 During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating a reverse merger.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity

For the nine months ended September 30, 2015, we had net cash used in operations of $10,288. Net cash provided by financing activities was $13,424 which consisted of advances from related parties..

On September 30, 2015 we had total assets of $3,190 compared to assets of $54 at December 31, 2014.

We had no liabilities as of September 30, 2015. At December 31, 2014 we owed accounts payable and accrued expenses in the amount of $22,088 and shareholder notes totaling $542,550.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

The Company has a standing agreement with Duchess Capital ("Investor"), signed term sheet, for an Equity Line Facility. The Investor shall commit to purchase up to $25 million of the Company's stock over a 36 month period, after a registration statement of the stock has been declared effective by the US Securities and Exchange Commission. The equity line has conversion feature for repayment of amounts drawn on the equity line. Conversion pricing of the shares will be at 94% of the lowest daily variable weighted average price (VWAP) during the five consecutive trading days immediately prior to the put date. The Company has not filed an S-1 registration, therefore, the terms of the agreement have not commenced and no advances under this agreement have been made.

Results of Operations

Three Months Ended September 30, 2015 compared to the three months ended September 30, 2014

Our net loss for the three months ended September 30, 2015 was $859,927. This is an increase of $740,310 over our net loss for the three months ended September 30, 2014, which was $119,617. The increase was primarily due to the loss recognized on the extinguishment of debt to a related party.

Nine Months Ended September 30, 2015 compared to the nine months ended September 30, 2014

Our net loss for the nine months ended September 30, 2015 and 2014 was $875,226 and $345,384, respectively. Although there was a decrease to compensation, consulting expenses and professional fees in the current nine month period, the Company recognized a loss on the extinguishment of debt to a related party in the same period, accounting for the overall increase to the Company's comparative loss of $529,842.

General and administrative expenses for the nine months ended September 30, 2015 and ended 2014 were $9,439 and $328,070, respectively. Interest expense for the six month periods ended September 30, 2015 and 2014 was $13,650 and $17,315, respectively.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

On September 30, 2015, the Company issued 720,000 shares of common stock to a former officer and director in exchange for his agreement to release the Company from certain liabilities owed to him.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	The issuance did not involve underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distribution was made only to an Accredited Investor.

(b) Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1	Kidd Release

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

______________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

SPUTNIK ENTERPRISES, INC.

Date: December 4, 2015	By:	/s/ Anthony Gebbia
Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	December 4, 2015

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

______________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

