Form 10-Q/A
period 2015-09-30
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

Commission file number 000-52366

SPUTNIK ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	52-2348956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10781 Satellite Blvd

Orlando, Florida 34786

(Address of principal executive offices)

407.377.5880

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of December 4, 2015, there were 1,015,286 shares issued and outstanding of the registrant’s common stock. The Company has corrected the number of common shares outstanding from 295,278 as last reported on Form 10-Q for the quarter ended June 30, 2016 to 295,286 and as reported in the original Form 10-Q for the quarter ended September 30, 2015 of 1,015,278 to 1,015,286 in this Form 10-Q/A. The number of shares outstanding has been understated by eight (8) shares since the Company undertook a 1 for 50 reverse stock split of the issued and outstanding common shares in October, 2008. The Company is not amending any of its previous filings due to the insignificance of the change. The change does not affect any dollar amounts in the financial statements or footnotes.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 as originally filed with the Securities and Exchange Commission on December 4, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when the transaction was completed with a related party. We have determined that our previously reported results for the quarter ended September 30, 2015 erroneously included the loss on extinguishment of debt to a related party of $852,137 as an other income/(expense) item on the unaudited condensed statement of operations. The amended financial statements recognize it as a capital transaction with a related party and as such, reflects a decrease to additional paid in capital for the difference. The unaudited condensed statement of operations and balance sheet for the quarter ended September 30, 2015 included in this Form 10-Q/A have been restated to reflect this change. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
	(restated)
Assets
Current Assets
Cash	$3,190	$54
Total Current Assets	3,190	54

Total Assets	3,190	54

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	—	849
Accrued interest	—	21,239
Notes payable to related parties	—	542,550
Total Current Liabilities	—	564,638

Total Liabilities	—	564,638

Stockholders' Deficit
Preferred Stock, Series A, $.001 par value; $10 stated value
10,000,000 shares authorized;
5,200 shares outstanding, for both periods	52,000	52,000
Common Stock, $.001 par value;
50,000,000 shares authorized;
1,015,286 and 295,286 shares outstanding, respectively	1,015	295
Additional Paid In Capital	2,574,796	1,984,653
Accumulated deficit	(2,624,621)	(2,601,532)
Total Stockholders' Deficit	(3,190)	(564,584)

Total Liabilities and Stockholders' Deficit	$3,190	$54

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(restated)		(restated)
Revenue	$—	$—	$—	$—

General and administrative expenses
Salaries	—	—	—	18,706
Other general and administrative	3,190	115,017	9,439	309,364
Total operating expenses	3,190	115,017	9,439	328,070
Operating Loss	(3,190)	(115,017)	(9,439)	(328,070)

Other Income (expense)
Interest expense	(4,600)	(4,600)	(13,650)	(17,315)
Loss before taxes	(7,790)	(119,617)	(23,089)	(345,385)

Provision (credit) for income taxes	—	—	—	—
Net loss	$(7,790)	$(119,617)	$(23,089)	$(345,385)

Loss per share on continuing operations, basic and diluted	$(0.03)	$(0.40)	$(0.08)	$(1.17)

Weighted average common shares outstanding	299,246	295,286	297,950	295,286

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-4

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from continuing operations	$(23,089)	$(345,384)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest on note payable	—	675
Amortization of deferred contract agreement	—	293,333

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,801	13,539
Net cash flows used in operating activities	(10,288)	(37,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	13,424	37,956
Net cash flows provided by financing activities	13,424	37,956

Net increase in cash	3,136	119
Cash - beginning balance	54	287

CASH END OF PERIOD	$3,190	$406

Non - Cash Activities
Common stock issued for debt extinguishment	$1,440,000	$—
Extinguishment of debt - related party	$(852,137)

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-5

SPUTNIK ENTERPRISES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation SX of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Table Of Contents	F-6

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Table Of Contents	F-7

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 or December 31, 2014.

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

The Company has incurred net operating losses for for the nine months ending September 30, 2015 and 2014, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 5,200,000 for the nine months ending September 30, 2015 and 2014.

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

Table Of Contents	F-8

Share-based expense for the nine months ending September 30, 2015 and 2014 was $0 and $0, respectively.

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

Table Of Contents	F-9

NOTE 3 – GOING CONCERN

The Company incurred a net loss of $23,089 during the nine months ended September 30, 2015 and had net cash used in operating activities of $10,288 for the same period. Additionally, the Company has an accumulated deficit of $2,624,621 and cash of $3,190 at September 30, 2015.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – CHANGE IN CONTROL

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertvible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.424% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

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

Table Of Contents	F-10

NOTE 5 – NOTES PAYABLE

Summary of notes payable:

	September 30, 2015	December 31, 2014
Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$—	$125,000
Advances payable, related party (Kidd), 2014, interest 0%, payable upon demand (b)	—	17,550
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (c)	—	400,000

	$—	$542,550

______________________

(a) On January 20, 2014, the Company consolidated all advances and loans previously made through date by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source. As of September 30, 2015, interest in the amount of $14,569 has been accrued on the note. As of September 30, 2015, the note was considered paid in full. See (d) below.

(b) During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd.  Subsequent to the consolidation of advances, described above, made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company totaling $27,974. There is no formal note or terms and the balance is payable on demand. As of September 30, 2015, the note was considered paid in full. See (d) below.

(c) On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company.  The note was created under severance agreement, a non-cash transaction. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full. As of September 30, 2015, interest in the amount of $20,320 has been accrued on the note. As of September 30, 2015, the note was considered paid in full. See (d) below.

(d) On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Table Of Contents	F-11

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference. We determined that our previously reported results for the quarter ended September 30, 2015 erroneously included the loss on extinguishment of debt to a related party of $852,137 as an other income/(expense) item on the unaudited condensed statement of operations. The amended financial statements recognize it as a capital transaction with a related party and as such, reflect a decrease to additional paid in capital for the difference. The unaudited condensed statement of operations and balance sheet for the quarter ended September 30, 2015 included in this Form 10-Q/A have been restated to reflect this change.

Contributed capital

The Company has imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note. Imputed interest on the note is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the nine months ending September 30, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

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

Table Of Contents	F-12

·	Company shall execute and deliver a demand promissory note in the amount of $400,000, which shall be payable upon the demand of the holder. The promissory note shall be secured by all assets of the Company.
·	Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries
·	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
·	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
·	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd’s tenure as CEO of the Company.
·	Company represents and warrants that within 5 days of the date of closing of a merger transaction and exiting shell status, Company shall file a registration statement on form S-1 to register shares under its equity line with Dutchess Capital. No other shares other than the shelf registration for Dutchess will be included in this S-1 registration statement. Company further agrees that it shall take all steps necessary and required to obtain an effective declaration by the SEC on the registration statement.

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

·	Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.
·	Resign all positions, as applicable, with the Company.

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

Table Of Contents	F-13

On January 20, 2014, the Company entered into a consulting agreement, effective upon completion of a merger or acquisition, with their former executive, R. Thomas Kidd.  Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months.  Under contractual agreement, the shares are to be issued as unrestricted shares.  The Company has not completed any merger or acquisition subsequent to the signing of the agreement.  As of September, 31, 2015, the shares have not been earned and are unissued.

Total common shares issued and outstanding at September 30, 2015 and December 31, 2014 were 1,015,286 and 295,286. The Company has corrected the number common shares outstanding from 295,278 as last reported on Form 10-Q for the quarter ended June 30, 2016 to 295,286 and in the original Form 10-Q for the quarter ended September 30, 2015 from 1,015,278 to 1,015,286 in the amended Form 10-Q. The number of shares outstanding has been understated by eight (8) shares since the Company undertook a 1 for 50 reverse stock split of the issued and outstanding common shares in October, 2008. The Company is not amending any of its previous filings due to the insignificance of the change. The change does not affect any dollar amounts in the financial statements or footnotes.

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

Additional Paid in Capital

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when the transaction was completed with a related party. We have determined that our previously reported results for the quarter ended September 30, 2015 erroneously included the loss on extinguishment of debt to a related party of $852,137 as an other income/(expense) item on the unaudited condensed statement of operations. The amended financial statements recognize it as a capital transaction with a related party and as such, reflect a decrease to additional paid in capital for the difference. The unaudited condensed statement of operations and balance sheet for the quarter ended September 30, 2015 included in this Form 10-Q/A have been restated to reflect this change.

Table Of Contents	F-14

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

Table Of Contents	F-15

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

Liquidity

For the nine months ended September 30, 2015, we had net cash used in operations of $10,288. Net cash provided by financing activities was $13,424 which consisted of advances from related parties.

On September 30, 2015 we had total assets of $3,190 compared to assets of $54 at December 31, 2014.

We had no liabilities as of September 30, 2015 At December 31, 2014 we had accounts payable and accrued expenses in the amount of $22,088 and shareholder notes totaling $542,550.

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

Table Of Contents	4

Results of Operations

Three Months Ended September 30, 2015 compared to the three months ended September 30, 2014

Our net loss for the three months ended September 30, 2015 was $7,790 which was a decrease of $111,827 over our net loss for the three months ended September 30, 2014, which was $119,617. The decrease was primarily due to reduced compensation and consulting expenses.

Nine Months Ended September 30, 2015 compared to the nine months ended September 30, 2014

Our net loss for the nine months ended September 30, 2015 was $23,089 which was a decrease of $322,295 over our net loss for the nine months ended September 30, 2014, which was $345,384. The decrease was due to reduced compensation, consulting expenses and professional fees.

General and administrative expenses for the nine months ended September 30, 2015 and ended 2014 were $9,439 and $328,070, respectively. Interest expense for the nine month periods ended September 30, 2015 and 2014 was $13,650 and $17,315, respectively.

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

·	Our projected sales and profitability,

·	Our growth strategies,

·	Anticipated trends in our industry,

·	Our future financing plans, and

·	Our anticipated needs for working capital.

In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Table Of Contents	5

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

The Registrant did not sell any unregistered securities during the nine months ended September 30, 2015, except the following:

On September 30, 2015, we issued 720,000 shares of our common stock to a former officer under a Release Agreement.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the nine months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Table Of Contents	6

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table Of Contents	7

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUTNIK ENTERPRISES, INC.

Date: June 20, 2017	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	June 20, 2017

Table Of Contents	8

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table Of Contents	9