Form 10-K
period 2015-12-31
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ¨  No x

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ¨

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ][ No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer	[ ]

Non-accelerated Filer [ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2015 was approximately $461,144 (based on 115,286 shares of common stock outstanding held by non-affiliates on such date, at $4.00 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 31, 2017, there were 1,015,286 shares of common stock, par value $.001, outstanding.

PART I

Item 1. Description of Business.

Sputnik Enterprises Inc. was incorporated in the State of Delaware on September 27, 2001 under the name Sputnik, Inc. On February 10, 2005, the Company filed Articles of Conversion and new Articles of Incorporation in Nevada and became a Nevada corporation. From that time until February 29, 2008 the Company developed and marketed Wi-Fi software, services, and hardware for the public access wireless networking market.

On November 13, 2007 the Company formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika.

On February 6, 2008, the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc.

On February 29, 2008, the Company closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company. AstroChimp is wholly-owned by Mr. LaDuke. Subsequently, AstroChimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.26% of the issued and outstanding common stock of the Company, representing a change in control of the Company. By amendment, the Series A Convertible Preferred Stock, not registered under Section 12(g), is currently convertible into common shares, which are registered under Section 12(g), at the rate of one share of Series A Convertible Preferred for 10,000 shares of common.

At December 31, 2015, the Company was still a shell company.

An Agreement was made on February 5, 2016 between FV Corporation ("FV" or "Seller") and Sputnik Enterprises, Inc. ("SPNI" or "Buyer"). The Agreement provides that, subject to all the terms and conditions of this Agreement, at the Closing, FV agrees to receive from SPNI, and SPNI agrees to issue to the shareholders of the Seller (each, a "Shareholder") an aggregate of 45,170,085 shares of Common Stock ("SPNI Common Stock") and such number of shares of Series A Convertible Preferred Stock that convert into an additional 45,170,085 shares of Common Stock of SPNI ("SPNI Preferred Stock") (the SPNI Common Stock and the SPNI Preferred Stock collectively, the "Share Consideration") in exchange for the transfer of all of the issued and outstanding shares of the Common Stock of FV ("FV Shareholder's Shares") to SPNI. Each FV Shareholder's Share that is issued and outstanding immediately before the Closing shall entitle the holder thereof to receive one share of SPNI Common Stock and 0.0001 shares of SPNI Preferred Stock which equates to one share of common stock (together, the "Exchange Ratio"), such that when all shares of Common Stock and SPNI Preferred Stock have been issued under this Agreement and all shares Preferred Stock issued under this Agreement have been converted to common stock, an aggregate of 90,340,170 shares of SPNI Common Stock shall have been issued to FV's Shareholders under this Agreement. Notwithstanding the foregoing, prior to Closing, the parties shall adjust the number of FV Shareholder's Shares to be transferred to SPNI to such number of shares of FV Common Stock as is actually issued and outstanding as of the Closing Date and the aggregate number shares of SPNI Common Stock and SPNI Preferred Stock to be issued to the FV Shareholders shall be adjusted accordingly pursuant to the Exchange Ratio.

Closing of the Agreement is contingent upon a number of terms and conditions described in the Agreement, including completion of an audit of FV and the filing of the Form 8-K (“Super 8-K”) required to be filed at closing. Upon closing, the Company will no longer be deemed a shell company.

Table Of Contents	1

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

Not applicable as the Company is neither an accelerated filer nor a large accelerated filer.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI.” until May 17, 2016 when it was moved to Over-The-Counter Pink Limited Information.

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2015	$1.75	$1.75
September 30, 2015	$2.00	$2.00
June 30, 2015	$4.00	$4.00
March 31, 2015	$10.00	$5.00
December 31, 2014	$2.00	$2.00
September 30, 2014	$2.00	$2.00
June 30, 2014	$2.00	$2.00
March 31, 2014	$2.00	$2.00

Table Of Contents	2

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC Pink Limited Information.  As of December 31, 2015, there were 96 shareholders of record of the Common Stock.

Preferred Stock

On February 6, 2008, Sputnik amended our Articles of Incorporation to authorize the issuance of 10,000,000 shares which will be designated “Preferred Stock.” The Company issued 5,200 of its preferred stock, series A as of December 31, 2015. On December 22, 2015, the Company filed an Amendment to Certificate of Designation which modified the rights of the holders of Series A Convertible Preferred Stock by changing the conversion ratio to 10,000 shares of common stock for one share of Series A Convertible Preferred Stock and eliminating any holding requirement before conversion.

There are only 50,000,000 shares of common stock authorized. This is an insufficient number of common shares for the conversion of the Series A Convertible Preferred Stock. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Table Of Contents	3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2015, Sputnik Enterprises was a “blank check company” in that it is a development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

 During the next twelve months, the Company anticipates incurring costs related to the following:

(i)	filing Exchange Act reports, and

(ii)	consummating a share exchange with FV

The Company believes it will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity

For the year ended December 31, 2015, the Company had net cash used in operations of $15,169 compared to $40,686 for the year ended December 31, 2014. Net cash provided by investing activities for the year ended December 31, 2015 and 2014 was $15,424 and $40,453, respectively. Financing activities consisted of shareholder advances.

On December 31, 2015, the Company had total assets of $309 compared to total assets of $54 at December 31, 2014.

The Company had total liabilities of $9,914 as of December 31, 2015, which consisted of accounts payable and accrued expenses of $4,914 and shareholder advances aggregating $5,000. At December 31, 2014, the Company had accounts payable and accrued expenses in the amount of $22,088 and shareholder notes, related interest and advances totaling $542,550.

Through December 31, 2015, the Company had an accumulated deficit of $2,634,416.

Capital Resources

The Company has financed its limited operations through funds advanced from its shareholders and directors to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations

Our net loss for the year ended December 31, 2015 was $32,884 which was a decrease of $426,367 over our net loss for the year ended December 31, 2014 of $459,251. The change was primarily decreased consulting expense of approximately $400,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Table Of Contents	4

Critical Accounting Policies

The Company prepares its financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies that are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Table Of Contents	5

SPUTNIK ENTERPRISES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Sputnik Enterprises, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. as of December 31, 2015 and December 31, 2014, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Anton & Chia, LLP

Newport Beach, California

June 20, 2017

Table Of Contents	F-2

SPUTNIK ENTERPRISES, INC.

Balance Sheets

As of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$309	$54
Total current assets	309	54
Total assets	$309	$54
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,914	$22,088
Advances from shareholders	5,000	17,550
Notes payable, related party	—	525,000
Total current liabilities	9,914	564,638
Total liabilities	9,914	564,638
STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 shares authorized; 5,200 shares issued and outstanding	52,000	52,000
Common stock, $.001 par value, 50,000,000 shares authorized; 1,015,286 and 295,286 shares issued and outstanding, respectively	1,015	295
Additional paid in capital	2,571,796	1,984,653
Accumulated deficit	(2,634,416)	(2,601,532)
Total stockholders' deficit	(9,605)	(564,584)
Total liabilities and stockholders' deficit	$309	$54

The accompanying notes are an integral part of these December 31,financial statements.

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

Statements of Operations

Years Ended December 31, 2015 and 2014

	Twelve Months	Twelve Months
	December 31,	December 31,
	2015	2014

Revenue	$—	$—

General and administrative expenses:
Compensation	—	18,706
Legal and professional fees	15,794	14,457
Other general and administrative	3,440	404,174
Total operating expenses	19,234	437,337
(Loss) from operations	(19234)	(437,337)

Other expense:
Interest expense	(13,650)	(21,914)
Total other expense	(13,650)	(21,914)
Loss before taxes	(32,884)	(459,251)

Provision (credit) for taxes on income	—	—
Net loss	$(32,884)	$(459,251)

Basic earnings (loss) per common share	(0.07)	(1.56)

Weighted average number of shares outstanding	478,742	295,286

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-4

SPUTNIK ENTERPRISES, INC.

Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	TOTAL
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	5,200	$52,000	295,286	295	$1,983,978	$(2,142,281)	$(106,008)

Imputed interest					675		675

Net (loss)						(459,251)	(459,251)
Balance, December 31, 2014	5,200	$52,000	295,286	295	$1,984,653	$(2,601,532)	$(564,584)

Common stock issued for debt extinguishment			720,000	720	1,439,280		1,440,000

Extinguishment of debt, related party					(852,137)		(852,137)

Net (loss)						(32,884)	(31,384)
Balance, December 31, 2015	5,200	$52,000	1,015,286	1,015	$2,571,796	$(2,634,416)	$(9,605)

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-5

SPUTNIK ENTERPRISES, INC.

Statements of Cash Flows

Years Ended December 31, 2015 and 2014

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net (loss)	$(32,884)	$(459,251)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Imputed interest on note payable	—	675
Amortization of deferred contract arrangement	—	400,000
Change in current assets and liabilities:
Accounts payable and accrued expenses	17,715	17,890
Net cash flows used in operating activities	(15,169)	(40,686)
Cash flows from investing activities:
Loans from shareholders and related parties	17,924	43,453
Loan repayments to shareholders and related parties	(2,500)	(3,000)
Net cash flows from investing activities	15,424	40,453
Net cash flows	255	(233)
Cash and equivalents, beginning of period	54	287
Cash and equivalents, end of period	$309	$54
Non- cash Investing and Financing Activities
Common stock issued for debt extinguishment	$1,440,000	$—
Extinguishment of debt, related party	$(852,137)	$—
Supplemtal cash flow disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-6

SPUTNIK ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Sputnik Enterprises Inc. incorporated in the State of Delaware on September 27, 2001 under the name Sputnik, Inc. On February 10, 2005, we filed Articles of Conversion and new Articles of Incorporation in Nevada and became a Nevada corporation. From that time until February 29, 2008, the Company developed and marketed Wi-Fi software, services, and hardware for the public access wireless networking market.

On November 13, 2007 we formed a wholly owned subsidiary, Laika, Inc., and transferred all of our assets and liabilities to Laika.

On February 6, 2008, the Company amended its Articles of Incorporation to change the name of Sputnik, Inc. to Sputnik Enterprises, Inc. upon conclusion of the sale of the stock of Laika, Inc. to AstroChimp, Inc.

On February 29, 2008, we closed the sale of the stock of our wholly owned subsidiary, Laika, Inc. to AstroChimp, Inc. for cancellation of a loan of $65,000 from David LaDuke to us, leaving us as a shell company. AstroChimp is wholly owned by Mr. LaDuke. Subsequently AstroChimp, Inc. changed its name to Sputnik, Inc. and continues to own and operate its business as a private entity.

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94. % of the issued and outstanding common stock of the Company, indicating a change in control of the Company. On June 15, 2016, Peter Grieve acquired 50 shares of Convertible Preferred Stock of the Company from the Company. Peter Grieve is the owner/manager of Windy River Group, LLC.

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

Fiscal Year End

The Company elected December 31 as its fiscal year.

Table Of Contents	F-7

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $309 and $54 at December 31, 2015 and 2014, respectively and the Company had no cash equivalents for either of the periods ending December 31, 2015 and 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Table Of Contents	F-8

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2015 or 2014.

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

The Company has incurred a net operating loss for December 31, 2015 and 2014, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,000,000 for the years ending December 31, 2015 and 5,200,000 for the year ending December 31, 2014. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015 and 2014.

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

Table Of Contents	F-9

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

There was no share-based expense for the years ending December 31, 2015 and 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements issued by the FASB or other standard setting bodies are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) , or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date of the guidance would have required us to adopt at the beginning of our first quarter of fiscal 2017; however, the FASB approved an optional one-year deferral of the effective date. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

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

Table Of Contents	F-10

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

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, although early application is permitted. We do not expect the adoption of this standard to have a material impact on our statements of financial position, results of operations or cash flows.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs, to reduce the complexity of having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for public companies for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the amendments of ASU 2015-03 effective January 1, 2016.

Table Of Contents	F-11

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We believe the adoption of this standard will have no material impact on our statements of financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $32,884 during the year ended December 31, 2015 and had net cash used in operating activities of $15,169 for the same period. Additionally, the Company had an accumulated deficit of $2,634,416 at December 31, 2015. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE, RELATED PARTY

Summary of notes payable:

	December 31, 2015	December 31, 2014

Note payable, related party (Kidd), dated January 20, 2014, interest 5%, payable upon demand of the holder (a)	$—	$125,000
Note payable, related party (Kidd), dated January 20, 2014, interest 3%, payable upon demand of the holder (b)	—	400,000
	$—	$525,000

Table Of Contents	F-12

(a) On January 20, 2014, the Company consolidated all advances and loans previously made through date by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

(b) On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd in the amount of $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The note was created under severance agreement, a non-cash transaction. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand (see Note 5.). The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes payable

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company. There is no formal note or terms and the balance is payable on demand.

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd for $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full. Interest on the note accrues at 3% per annum, beginning on June 1, 2013.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of the above liabilities: $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand (see Note 4.). Prior to January 20, 2014, Mr. Kidd was CEO and a Director of the Company and controlling shareholder. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Table Of Contents	F-13

Contributed capital

The Company has imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note. Imputed interest on the note is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the twelve months ending December 31, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

Severance and Release Agreements

Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from any and all manner of action or actions against the Company in connection with any and all agreements entered into by and between the Company and R. Thomas Kidd on January 20,2014.

Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package as follows:

·	Company shall execute and deliver a demand promissory note in the amount of $400,000, which shall be payable upon the demand of the holder. The promissory note shall be secured by all assets of the Company.
·	Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries
·	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
·	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
·	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd's tenure as CEO of the Company.
·	Company represents and warrants that within 5 days of the date of closing of a merger transaction and exiting shell status, Company shall file a registration statement on form S-1 to register shares under its equity line with Dutchess Capital. No other shares other than the shelf registration for Dutchess will be included in this S-1 registration statement. Company further agrees that it shall take all steps necessary and required to obtain an effective declaration by the SEC on the registration statement.

Table Of Contents	F-14

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

·	Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.
·	Resign all positions, as applicable, with the Company.

On January 20, 2014, the Company entered into a consulting agreement with their former executive, R. Thomas Kidd (“Consultant”), effective upon the completion of a merger or acquisition. Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months. The Consultant shall be entitled to receive the shares as earned and in the event of termination of the agreement, Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Consultant.

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

NOTE 6 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Duchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of December 31, 2015, there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001. The Company intends to issue additional shares in an effort to fund its operations.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Table Of Contents	F-15

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

On September 29, 2015, the Company issued 720,000 shares of common stock in exchange for the release of debt and other agreements entered into with R. Thomas Kidd, the Company's former Chief Executive Officer and Director. The excess of the fair value of consideration paid ($1,440,000) over the debt and accrued interest extinguished ($552,974) was $852,137 and was recorded as a decrease to additional paid in capital on the extinguishment of debt to a related party pursuant to ASC 470-50-40. (see Note 4.)

Total common shares issued and outstanding at December 31, 2015 and 2014 was 1,015,286 and 295,286, respectively. The Company has corrected the number common shares outstanding from 295,278 as last reported on Form 10-Q for the quarter ended June 30, 2016 to 295,286 and in the original Form 10-Q for the quarter ended September 30, 2015 from 1,015,278 to 1,015,286. The number of shares outstanding has been understated by eight (8) shares since the Company undertook a 1 for 50 reverse stock split of the issued and outstanding common shares in October, 2008. The Company is not amending any of its previous filings due to the insignificance of the change. The change does not affect any dollar amounts in the financial statements or footnotes.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,500,000 as of December 31, 2016, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,200 shares have been issued as of December 31, 2015. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94.26% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

On December 22, 2015, the Company filed an Amendment to the Certificate of Designation that modified the rights of the holders of Series A Convertible Preferred Stock by changing the conversion ratio to 10,000 shares of common stock for one share of Series A Convertible Preferred Stock and eliminating any holding requirement before conversion.

Table Of Contents	F-16

There are only 50,000,000 shares of common stock authorized. This is an insufficient number of common shares for the conversion of the Series A Convertible Preferred Stock. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

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

Total preferred shares, series A, issued and outstanding as of December 31, 2015 and December 31, 2014 were 5,200 and 5,200, respectively.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2015 and 2014, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $2,634,000 and $2,602,000 at December 31, 2015 and 2014, respectively, and will begin to expire in the year 2025.

At December 31, 2015 and 2014, deferred tax assets at the statutory rate consisted of the following:

Deferred tax assets	2015	2014
Tax benefit	$895,701	$709,421
Less: valuation allowance	(895,701)	(709,421)
Net deferred tax asset	$—	$—

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Some of the officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Table Of Contents	F-17

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

An Agreement was made on February 5, 2016 between FV Corporation ("FV" or "Seller") and Sputnik Enterprises, Inc. ("SPNI" or "Buyer"). The Agreement provides that, subject to all the terms and conditions of this Agreement, at the Closing, FV agrees to receive from SPNI, and SPNI agrees to issue to the shareholders of the Seller (each, a "Shareholder") an aggregate of 45,170,085 shares of Common Stock ("SPNI Common Stock") and such number of shares of Series A Convertible Preferred Stock that convert into an additional 45,170,085 shares of Common Stock of SPNI ("SPNI Preferred Stock") (the SPNI Common Stock and the SPNI Preferred Stock collectively, the "Share Consideration") in exchange for the transfer of all of the issued and outstanding shares of the Common Stock of FV ("FV Shareholder's Shares") to SPNI. Each FV Shareholder's Share that is issued and outstanding immediately before the Closing shall entitle the holder thereof to receive one share of SPNI Common Stock and 0.0001 shares of SPNI Preferred Stock which equates to one share of common stock (together, the "Exchange Ratio"), such that when all shares of Common Stock and SPNI Preferred Stock have been issued under this Agreement and all shares Preferred Stock issued under this Agreement have been converted to common stock, an aggregate of 90,340,170 shares of SPNI Common Stock shall have been issued to FV's Shareholders under this Agreement. Notwithstanding the foregoing, prior to Closing, the parties shall adjust the number of FV Shareholder's Shares to be transferred to SPNI to such number of shares of FV Common Stock as is actually issued and outstanding as of the Closing Date and the aggregate number shares of SPNI Common Stock and SPNI Preferred Stock to be issued to the FV Shareholders shall be adjusted accordingly pursuant to the Exchange Ratio.

Closing of the Agreement is contingent upon a number of terms and conditions described in the Agreement, including FV securing shareholder approval as required under the laws of South Carolina and completion of an audit of FV Corporation. As of the filing of this report, shareholder approval has been acquired by FV and the Company anticipates the conclusion of FV’s audit on or before June 30, 2017.

Table Of Contents	F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were not effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative in order to be fully compliant with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Table Of Contents	6

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

Based on its evaluation as of December 31, 2015, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

1.	As of December 31, 2015, the Company did not maintain effective controls over the control environment. Specifically, the Company has fully not developed its accounting policies and procedures and effectively communicated those to its employees. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2015, the Company did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2015, management is dominated by a single individual serving as both our CEO and CFO, resulting in inadequate segregation of duties consistent with control objectives and ineffective oversight of the entity’s financial reporting and internal control by those charged with governance.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Table Of Contents	7

Name	Age	Position

Anthony Gebbia	47	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

The following is information on the business experience of each director and officer.

Mr. Gebbia, age 47, is now and will continue to be our sole officer and director. On August 15, 2011 he joined Armada Sports and Entertainment as Chief Operating Officer and currently holds the position of Chairman & CEO. From May 2009 to March 2010, he was General Manager of T&B Equipment Company, a company in the business of Bleachers, Scaffolding, and Tent Flooring. From February 1988 to May 2009, he was Event Manager/Event Director for Walt Disney Company. Mr. Gebbia brings to the board a diverse career, most notably, gaining 21 years of experience at The Walt Disney Company, a world leader in family and sports entertainment. During his tenure at Disney, Mr. Gebbia was immersed in the Disney culture of Guest service, creativity and innovation and his experience includes transportation operations, theme park operations, administration, merchandise operations, finance, business development, international marketing, program development, telecast operations, domestic marketing and alliance marketing. Mr. Gebbia created the Logistics Operation for Disney’s Wide World of Sports (now ESPN Wide World of Sports) and led the logistics teams for such events as the Walt Disney World Golf Classic and The Walt Disney World Marathon. For eight years of his Disney career, Mr. Gebbia developed and oversaw signature events with multi-million dollar operating budgets, leading the project team of members from Finance, Entertainment, Operations, Talent Relations, Security, Legal, Business Development, Merchandise and Food and Beverage. Mr. Gebbia’s other career experience includes convention sales and operations, restaurant operations and project management on such projects as the Doha Tribeca Film Festival, Doha, Qatar and on the build-out of several PGA Tour events. Mr. Gebbia is currently on the Board of Directors of the non-profit Kids Beating Cancer and has been a member of the Board of Directors of the Woman’s Professional Billiards Association.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company believes that no person(s), who at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Table Of Contents	8

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

The Company has not adopted any procedures by which security holders may recommend nominees to its Board of Directors.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The named executive officers received the following compensation from the Company during the fiscal years ended December 31, 2015 and December 31, 2014.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Anthony Gebbia, CEO and CFO	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
R. Thomas Kidd, prior CEO and Director*	2015 2014	0 18,706	0 0	0 0	0 0	0 0	0 0	0 $400,000	0 $418,706

* R. Thomas Kidd terminated his employment agreement on January 20, 2014. Severance of $400,000 exchanged for a note payable.

Director Compensation

The Company does not currently pay any cash fees to our directors, nor does the Company pay directors’ expenses in attending board meetings.

Employment Agreements

On January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package as follows:

Table Of Contents	9

·	Company shall execute and deliver a demand promissory note for $400,000, which shall be payable upon the demand of the holder. The promissory note shall be secured by all assets of the Company.
·	Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries
·	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
·	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
·	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd's tenure as CEO of the Company.
·	Company represents and warrants that within 5 days of the date of closing of a merger transaction and exiting shell status, Company shall file a registration statement on form S-1 to register shares under its equity line with Dutchess Capital. No other shares other than the shelf registration for Dutchess will be included in this S-1 registration statement. Company further agrees that it shall take all steps necessary and required to obtain an effective declaration by the SEC on the registration statement.

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

·	Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.
·	Resign all positions, as applicable, with the Company.

On January 20, 2014, the Company entered into a consulting agreement with their former executive, R. Thomas Kidd, effective upon the completion of a merger or acquisition. Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months. The Consultant shall be entitled to receive the shares as earned and in the event of termination of the Agreement; Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Consultant.

On January 20, 2014, and in conjunction with the retirement of R. Thomas Kidd, the Company appointed Anthony Gebbia as its Chief Executive Officer and Chief Financial Officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of December 31, 2015, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

			As Converted		Total Common and As
	Common Shares		Preferred Shares		Converted Shares
Names and Address of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Sport Venture Group LLC [1]	0	0%	25,000,000	48%	25,000,000	96%
Windy River Group LLC [2]	0	0%	25,000,000	48%	25,000,000	96%
Anthony Gebbia [3]	0	0%	2,000,000	4%	2,000,000	66%
Thomas Kidd [4]	900,000	89%	0	0%	900,000	89%
All Directors and Officers as a Group [1 person]	0	0%	2,000,000	4%	2,000,000	66%

________________

[1] Sport Venture Group LLC is a wholly-owned subsidiary of The O’Lynch Family Revocable Living Trust with equal beneficial ownership by fifteen descendants of Mr. Jake Lynch. The descendants of Mr. Jake Lynch may be deemed to share beneficial ownership of the shares held by Sport Venture Group, LLC as a result of their equal beneficial ownership in The O’Lynch Family Revocable Living Trust. Ron Konersmann is the Trustee of The O’Lynch Family Revocable Living Trust and Chairman of Sport Venture Group, LLC and holds sole voting and investment power over any pecuniary interests in shares of the Company held by Sport Venture Group, LLC which includes 2,500 shares of Series A convertible preferred stock of the Registrant, which is currently convertible into 25,000,000 shares of common stock. The percent ownership is calculated by dividing the Total Common and As Converted Shares for Sport Venture Group LLC by the sum of the total common shares outstanding (1,015,286) and the Total Common and As Converted Shares for Sport Venture Group LLC [1,015,286 plus 25,000,000]. The business address for each of the entities identified in this footnote is 3022 Morgans Point Rd, Suite 196, Mount Pleasant, SC 29466.

[2] Peter Grieve as he owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. Windy River Group, LLC is the beneficial owner of 2,500 shares of Series A convertible preferred stock of the Registrant, which is currently convertible into 25,000,000 shares of common stock. The percent ownership is calculated by dividing the Total Common and As Converted Shares for Windy River Group, LLC by the sum of the total common shares outstanding (1,015,286) and the Total Common and As Converted Shares for Windy River Group, LLC [1,015,286 plus 25,000,000]. The business address of Windy River Group is 10 State Street, Newburyport, MA 01950.

[3] Anthony Gebbia is the Sole Director, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Registrant. Mr. Gebbia is the beneficial owner of 200 shares of Series A convertible preferred stock of the Registrant, which is currently convertible into 2,000,000 shares of common stock. The percent ownership is calculated by dividing the Total Common and As Converted Shares for Mr. Gebbia by the sum of the total common shares outstanding (1,015,286) and the Total Common and As Converted Shares [1,015,286 plus 2,000,000] for Mr. Gebbia.

[4] Roy Thomas Kidd was the former Chief Executive Officer of the Registrant. Mr. Kidd is the beneficial owner of 900,000 shares of common stock. The percent ownership is calculated by dividing the 900,000 shares of Common Stock by the the total common shares outstanding (1,015,286).

Table Of Contents	10

Item 13. Certain Relationships and Related Transactions and Director Independence.

During the year ending December 31, 2015, the Company has not entered into any material transactions with any director, executive officer, promoter, or beneficial owner of five percent or more of our common stock, or family members of such persons except as follows:

Notes payable

On January 20, 2014, the Company consolidated all advances and loans made by R. Thomas Kidd and his wife into one Promissory Note in the amount of $125,000, payable on demand, with monthly installments of $6,944 plus interest at the rate of 5% per annum, with interest accrued from June 1, 2013, beginning 10 days after the Company has received funding from any source.

During the years ending December 31, 2014 and 2013, cash advances and expenses paid on behalf of the company, totaling $40,453 and $62,097, respectively, were made by Mr. Kidd. Subsequent to the consolidation of advances made by R. Thomas Kidd on January 20, 2014, Mr. Kidd has made additional cash advances on behalf of the company. There is no formal note or terms and the balance is payable on demand.

On January 20, 2014, the Company entered into a Promissory Note with R. Thomas Kidd for $400,000 and is secured by all assets of the Company, including but not limited to shares of all subsidiaries and affiliates of the Company. The Company has agreed to pledge shares by pledge agreement and executed stock powers, medallion guaranteed. Payments will be made in installments equal to 50% of any and all funding, whether debt or equity, received by the Company or any subsidiaries or affiliates of the Company until paid in full. Interest on the note accrues at 3% per annum, beginning on June 1, 2013.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of the above liabilities: $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand (see Note 4.). Prior to January 20, 2014, Mr. Kidd was CEO and a Director of the Company and controlling shareholder. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Contributed capital

The Company has imputed interest on all shareholder advances received by the Company. On January 20, 2014, the Company formalized all shareholder advances into a single demand promissory note. Imputed interest on the note is for the 20 days ending January 20, 2014. The Company has recorded a like-kind contribution of capital of $0 and $675 for the twelve months ending December 31, 2015 and 2014, respectively, as imputed interest on shareholder loans to the Company.

Severance and Release Agreements

Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from any and all manner of action or actions against the Company in connection with any and all agreements entered into by and between the Company and R. Thomas Kidd on January 20,2014.

Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package as follows:

Table Of Contents	11

[ ]	Company shall execute and deliver a demand promissory note in the amount of $400,000, which shall be payable upon the demand of the holder. The promissory note shall be secured by all assets of the Company.
[ ]	Company shall procure and purchase a $500,000 term life policy with a term of at least 10 years and pay the premiums associated therewith no later than March 1, 2014. The policy will name Joan L. Kidd, his spouse, as beneficiary and Kidd named parties as secondary beneficiaries
[ ]	Company shall enter into an indemnification agreement with Kidd, in a form acceptable to Kidd, indemnifying Kidd against any claims of any kind from any third party for a period of 7 years.
[ ]	Company shall enter into an advisor agreement with Kidd which shall provide for the issuance of 2 million common shares of stock as compensation for services rendered.
[ ]	Company shall execute a general release of any and all claims in favor of Kidd relating to Kidd's tenure as CEO of the Company.
[ ]	Company represents and warrants that within 5 days of the date of closing of a merger transaction and exiting shell status, Company shall file a registration statement on form S-1 to register shares under its equity line with Dutchess Capital. No other shares other than the shelf registration for Dutchess will be included in this S-1 registration statement. Company further agrees that it shall take all steps necessary and required to obtain an effective declaration by the SEC on the registration statement.

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

[ ]	Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.
[ ]	Resign all positions, as applicable, with the Company.

On January 20, 2014, the Company entered into a consulting agreement with their former executive, R. Thomas Kidd (“Consultant”), effective upon the completion of a merger or acquisition. Under the agreement, the Company shall compensate Consultant in the form of two million (2,000,000) shares of unrestricted common stock of the Company with issuance to occur in installments of 250,000 shares per month for a period of 8 months. The Consultant shall be entitled to receive the shares as earned and in the event of termination of the agreement, Company shall be obligated to continue the issuance of shares until the entire 2 million shares are issued to Consultant.

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

Table Of Contents	12

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm, Anton & Chia, LLP for fees billed for fiscal years ended December 31, 2015 and 2014 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
For fiscal year ended: December 31, 2015	$28,685	$0	$0	$0
for fiscal year ended: December 31, 2014	$5,250	$0	$600	$0

________________________________________

(1)	Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-Q quarterly reports and Form 10-K annual reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company do not rely on pre-approval policies and procedures.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Table Of Contents	13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: June 20, 2017	By:	/s/Anthony Gebbia

Table Of Contents	14