Form 10-Q
period 2016-03-31
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [X] No [ ]

As of May 31, 2017 there were 1,015,286 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$162	$309
Total current assets	162	309

Total assets	$162	$309

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,914	$4,914
Advance from shareholder	5,000	5,000
Total current liabilities	9,914	9,914

Long-term liabilities:

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized;
5,200 shares issued and outstanding for both periods	52,000	52,000
Common stock, $.001 par value, 50,000,000 authorized;
1,015,286 shares issued and outstanding in both periods	1,015	1,015
Additional paid in capital- common stock	2,571,796	2,571,796
Accumulated deficit	(2,634,563)	(2,634,416)
Total stockholders' deficit	(9,752)	(9,605)
Total liabilities and stockholders' deficit	$162	$309

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-2

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

General and administrative expenses:
Other general and administrative	147	909
Total operating expenses	147	909
(Loss) from operations	(147)	(909)

Other income (expense):
Interest expense	—	(4,500)
(Loss) before taxes	(147)	(5,409)

Provision (credit) for taxes on income	—	—
Net loss	$(147)	$(5,409)

Basic earnings (loss) per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	1,015,286	295,286

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net (loss)	$(147)	$(5,409)

Change in current assets and liabilities:
Accounts payable and accrued expenses	—	4,500
Net cash flows used in operating activities	(147)	(909)

Cash flows from financing activities:
Loans from shareholder and related party	—	925
Net cash flows from investing activities	—	925

Net increase (decrease) in cash	(147)	16

Cash and equivalents, beginning of period	309	54
Cash and equivalents, end of period	$162	$70

Non- cash Investing and Financing Activities	$—	$—

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

F-4

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

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94% of the issued and outstanding common stock of the Company, indicating a change in control of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $162 and $309 at March 31, 2016 and December 31, 2015, respectively and the Company had no cash equivalents as of March 31, 2016 or December 31, 2015.

Table Of Contents	F-5

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2016 or December 31, 2015.

Table Of Contents	F-6

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

The Company has incurred a net operating loss for March 31, 2016 and 2015, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,000,000 and 5,200,000 for the three months ended March 31, 2016 and 2015, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016 and December 31, 2015.

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

Table Of Contents	F-7

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

There was no share-based expense for the periods ending March 31, 2016 and 2015.

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

Table Of Contents	F-8

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

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, although early application is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated statements of financial position, results of operations or cash flows.

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We believe the adoption of this standard will have no material impact on our consolidated statements of financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

Table Of Contents	F-9

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $147 during the three months ended March 31, 2016 and had net cash used in operating activities of $147 for the same period. Additionally, the Company had an accumulated deficit of $2,634,563 at March 31, 2016. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of March 31, 2016 there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001 of which 1,015,286 have been issued.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Total common shares issued and outstanding at March 31, 2016 and December 31, 2015 were 1,015,286.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,000,000 as of March 31, 2016, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,200 shares have been issued as of March 31, 2016. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

Table Of Contents	F-10

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

Total preferred shares, series A, issued and outstanding as of March 31, 2016 and December 31, 2015 were 5,200.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – DEFINITIVE AGREEMENT FOR REVERSE MERGER TRANSACTION

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

Sport Venture Group, LLC and Windy River Group, LLC own 62% and 3%, respectively of FV as of December 31, 2016.

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

Table Of Contents	F-11

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

The following discussion of our financial condition and results of operations as of March 31, 2016 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Liquidity

For the three months ended March 31, 2016, we had net cash used in operations of $147.

On March 31, 2016, we had total assets of $162 compared to assets of $309 at December 31, 2015.

We had total liabilities of $9,914 as of March 31, 2016 and December 31, 2015 which consisted of accounts payable and accrued expenses of $4,914 and advance from shareholder of $5,000.

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

Results of Operations

Three Months Ended March 31, 2016 compared to the three months ended March 31,, 2015

Table Of Contents	4

Our net loss for the three months ended March 31, 2016 was $147 which was a decrease of $5,262 over our net loss for the three months ended March 31, 2015, which was $5,409. The decrease was primarily due to reduced interest expense.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table Of Contents	5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2016.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2016.

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