Form 10-Q
period 2016-06-30
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$13,379	$309
Loans to related party	10,500	-
Loan interest receivable	65	-
Total current assets	23,944	309

Total assets	$23,944	$309

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$-	$4,914
Accrued interest	253	-
Note payable, related party	25,000	-
Advance from shareholder	5,000	5,000
Total current liabilities	30,253	9,914

Long-term liabilities:

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized; 5,250 and 5,200 shares issued and outstanding, respectively	52,500	52,000
Common stock, $.001 par value, 50,000,000 authorized; 1,015,286 shares issued and outstanding in both periods	1,015	1,015
Additional paid in capital- preferred stock	24,500	-
Additional paid in capital- common stock	2,571,796	2,571,796
Accumulated deficit	(2,656,120)	(2,634,416)
Total stockholders' deficit	(6,309)	(9,605)
Total liabilities and stockholders' deficit	$23,944	$309

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$-	$-	$-	$-

General and administrative expenses:
Legal and professional fees	19,931	-	19,931
Other general and administrative	1,438	5,340	1,585	6,249
Total operating expenses	21,369	5,340	21,516	6,249
(Loss) from operations	(21,369)	(5,340)	(21,516)	(6,249)

Other income (expense):
Interest income	65		65
Interest expense	(253)	(4,550)	(253)	(9,050)
(Loss) before taxes	(21,557)	(9,890)	(21,704)	(15,299)

Provision (credit) for taxes on income	-	-	-	-
Net loss	$(21,557)	$(9,890)	$(21,704)	(15,299)

Basic earnings (loss) per common share	$(0.02)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of shares outstanding	1,015,286	295,286	1,015,286	295,286

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net (loss)	$(21,704)	$(15,299)

Change in current assets and liabilities:
Accounts payable and accrued expenses	(4,726)	9,351
Net cash flows used in operating activities	(26,430)	(5,948)

Cash flows from investing activities:
Loans to shareholder and related party	(10,500)	-

Cash flows from financing activities:
Loans from shareholder and related party	25,000	8,524
Preferred stock issuance	25,000	-
Net cash flows from investing activities	50,000	8,524

Net increase (decrease) in cash	13,070	2,576

Cash and equivalents, beginning of period	309	54
Cash and equivalents, end of period	$13,379	$2,630

Non- cash Investing and Financing Activities	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94% of the issued and outstanding common stock of the Company, indicating a change in control of the Company. On June 15, 2016 Peter Grieve acquired 50 shares of Convertible Preferred Stock of the Company from the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $13,379 and $309 at June 30, 2016 and December 31, 2015, respectively and the Company had no cash equivalents as of June 30, 2016 or December 31, 2015.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 or December 31, 2015.

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

The Company has incurred a net operating loss for June 30, 2016 and 2015, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,500,000 and 5,200,000 at June 30, 2016 and December 31, 2015, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2016 and December 31, 2015.

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

There was no share-based expense for the periods ending June 30, 2016 and 2015.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $21,704 during the six months ended June 30, 2016 and had net cash used in operating activities of $26,430 for the same period. Additionally, the Company had an accumulated deficit of $2,656,120 at June 30, 2016. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (Sport Venture Group, LLC) are:

	June 30,	December 31,
Date Issued	2016	2015
May 27, 2016	$6,500	$-
June 27, 2016	4,000	-
	$10,500	$-

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $65 was accrued as of June 30, 2016. The assets of the business, secure these notes second to any credit facility entered into by Sport Venture Group, LLC.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Summary of notes payable, related party (Windy River Group, LLC) are:

	June 30,	December 31,
Date Issued	2016	2015
May 26, 2016	$25,000	$-

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $253 was accrued as of June 30, 2016. The assets of the business secure these notes, second to any credit facility entered into by the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans to related party

During the first six months of 2016, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $10,500 (see Note 4). At June 30, 2016 Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

During the first six months of 2016, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $25,000 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At June 30, 2016 Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of June 30, 2016 there has been no funding under the agreement.

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

Total common shares issued and outstanding at June 30, 2016 and December 31, 2015 were 1,015,286.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,500,000 as of June 30, 2016, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,250 shares have been issued as of June 30, 2016. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

On June 15, 2016, Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC.

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

Total preferred shares, series A, issued and outstanding as of June 30, 2016 and December 31, 2015 were 5,250 and 5,200, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – DEFINITIVE AGREEMENT FOR REVERSE MERGER TRANSACTION

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

The following discussion of our financial condition and results of operations as of June 30, 2016 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Liquidity

For the six months ended June 30, 2016, we had net cash used in operations of $26,430.

On June 30, 2016, we had total assets of $23,944 compared to assets of $309 at December 31, 2015.

We had total liabilities of $30,253 as of June 30, 2016, which consisted of note payable, related party of $25,000, advance from shareholder of $5,000 and accrued interest of $253. At December 31, 2015 we had total liabilities of $9,914 which consisted of accounts payable and accrued expenses of $4,914 and advance from shareholder of $5,000.

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

Results of Operations

Three Months Ended June 30, 2016 compared to the three months ended June 30, 2015

Our net loss for the three months ended June 30, 2016 was $21,557 which was an increase of $11,667 over our net loss for the three months ended June 30, 2015, which was $9,890. The increased loss was primarily due to increased legal and professional fees, net of reduced interest expense.

Six Months Ended June 30, 2016 compared to the six months ended June 30, 2015

Our net loss for the six months ended June 30, 2016 was $21,704 which was an increase of $6,405 over our net loss for the six months ended June 30, 2015, which was $15,299. The increase was primarily due to increased general and administrative expenses net of decreased interest expense. General and administrative expense increased due to legal and professional fees, net of reduced other general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2016 and 2015 were $21,516 and $6,249, respectively. Interest expense for the six month periods ended June 30, 2016 and 2015 was $253 and $9,050, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the six months ended June 30, 2016 except for:

On June 15, 2016, Peter Grieve purchased 50 shares of Series A Convertible Preferred Stock for $500 per share for a total consideration of $25,000.

(b)	Use of Proceeds.

The Registrant used the proceeds to fund the Company’s operations.

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

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial	June 20, 2017
Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

