Form 10-Q
period 2016-09-30
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of May 31, 2017 there were 1,015,286 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,334	$309
Loans to related party	12,800	—
Loan interest receivable	382	—
Total current assets	14,516	309

Total assets	$14,516	$309

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$49,600	$4,914
Accrued interest	884	—
Note payable, related party	25,000	—
Advance from shareholder	5,000	5,000
Total current liabilities	80,484	9,914

Long-term liabilities:

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized;
5,250 and 5200 shares issued and outstanding, respectively	52,500	52,000
Common stock, $.001 par value, 50,000,000 authorized;
1,015,286 shares issued and outstanding in both periods	1,015	1,015
Additional paid in capital- preferred stock	24,500	—
Additional paid in capital- common stock	2,571,796	2,571,796
Accumulated deficit	(2,715,779)	(2,634,416)
Total stockholders' deficit	(65,968)	(9,605)
Total liabilities and stockholders' deficit	$14,516	$309

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
		(restated)		(restated)
Revenue	$—	$—	$—	$—

General and administrative expenses:
Legal and professional fees	49,600	—	69,531	—
Other general and administrative	9,745	3,190	11,330	9,439
Total operating expenses	59,345	3,190	80,861	9,439
(Loss) from operations	(59,345)	(3,190)	(80,861)	(9,439)

Other income (expense):
Interest income	317		382	—
Interest expense	(631)	(4,600)	(884)	(13,650)
(Loss) before taxes	(59,659)	(7,790)	(81,363)	(23,089)

Provision (credit) for taxes on income	—	—	—	—
Net loss	$(59,659)	$(7,790)	$(81,363)	$(23,089)

Basic earnings (loss) per common share	$(0.06)	$(0.03)	$(0.08)	$(0.08)

Weighted average number of shares outstanding	1,015,286	299,238	1,015,286	297,942

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-4

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months	For the NineMonths
	Ended	Ended
	September 30, 2016	September 30, 2015
		(restated)
Cash flows from operating activities:
Net (loss)	$(81,363)	$(23,089)

Change in current assets and liabilities:
Accounts payable and accrued expenses	45,188	12,801
Net cash flows used in operating activities	(36,175)	(10,288)

Cash flows from investing activities:
Loans to shareholder and related party	(12,800)	—

Cash flows from financing activities:
Loans from shareholder and related party	25,000	13,424
Preferred stock issuance	25,000	—
Net cash flows from investing activities	50,000	13,424

Net increase (decrease) in cash	1,025	3,136

Cash and equivalents, beginning of period	309	54
Cash and equivalents, end of period	$1,334	$3,190

Non- cash Investing and Financing Activities
Common stock issued for debt extinguishment	$—	$1,440,000
Extinguishment of debt, related party	$—	$(852,137)

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-5

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

Fiscal Year End

The Company elected December 31 as its fiscal year.

Table Of Contents	F-6

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $1,334 and $309 at September 30, 2016 and December 31, 2015, respectively and the Company had no cash equivalents as of September 30, 2016 or December 31, 2015.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

Table Of Contents	F-7

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

The Company has incurred a net operating loss for September 30, 2016 and 2015, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,500,000 and 52,000,000 at September 30, 2016 and 2015, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and December 31, 2015.

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

There was no share-based expense for the periods ending September 30, 2016 and 2015.

Table Of Contents	F-8

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $81,363 during the nine months ended September 30, 2016 and had net cash used in operating activities of $36,175 for the same period. Additionally, the Company had an accumulated deficit of $2,715,779 at September 30, 2016. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table Of Contents	F-10

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (Sport Venture Group, LLC) are:

	September 30,	December 31,
Date Issued	2016	2015
May 27, 2016	$6,500	$—
June 27, 2016	4,000	—
July 8, 2016	2,000	—
July 20, 2016	300	—
	$12,800	$—

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $382 was accrued as of September 30, 2016. The assets of the business, secure these notes second to any credit facility entered into by Sport Venture Group, LLC.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Summary of notes payable, related party (Windy River Group, LLC) are:

	September 30,	December 31,
Date Issued	2016	2015
May 26, 2016	$25,000	$—

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $884 was accrued as of September 30, 2016. The assets of the business secure these notes, second to any credit facility entered into by the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans to related party

During the first nine months of 2016, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $12,800 (see Note 4). At September 30, 2016 Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

During the first nine months of 2016, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $25,000 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At September 30, 2016 Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

Exchange of common stock for notes payable and other obligations

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when the transaction was completed with a related party. We have determined that our previously reported results for the quarter ended September 30, 2015 erroneously included the loss on extinguishment of debt to a related party of $852,137 as an other income/(expense) item on the unaudited condensed statement of operations. The amended financial statements recognize it as a capital transaction with a related party and as such, reflect a decrease to additional paid in capital for the difference. The unaudited condensed statement of operations and balance sheet  for the quarter ended September 30, 2015 included in this Form 10-Q reflect this change.

Table Of Contents	F-11

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of September 30, 2016 there has been no funding under the agreement.

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

Total common shares issued and outstanding at September 30, 2016 and December 31,2015 were 1,015,286.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,500,000 as of September 30, 2016, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,250 shares have been issued as of September 30, 2016. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

Table Of Contents	F-12

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

Total preferred shares, series A, issued and outstanding as of September 30, 2016 and December 31, 2015 were 5,250 and 5,200, respectively.

Additional Paid in Capital

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when the transaction was completed with a related party. We have determined that our previously reported results for the quarter ended September 30, 2015 erroneously included the loss on extinguishment of debt to a related party of $852,137 as an other income/(expense) item on the unaudited condensed statement of operations. The amended financial statements recognize it as a capital transaction with a related party and as such, reflect a decrease to additional paid in capital for the difference. The unaudited condensed statement of operations and balance sheet for the quarter ended September 30, 2015 included in this Form 10-Q reflect this change.

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

Table Of Contents	F-13

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

The following discussion of our financial condition and results of operations as of September 30, 2016 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Liquidity

For the nine months ended September 30, 2016, we had net cash used in operations of $36,175.

On September 30, 2016, we had total assets of $14,516 compared to assets of $309 at December 31, 2015.

We had total liabilities of $80,484 as of September 30, 2016, which consisted of accounts payable and accrued expenses of $49,600, note payable, related party of $25,000, advance from shareholder of $5,000 and accrued interest of $884. At December 31, 2015 we had total liabilities of $9,914 which consisted of accounts payable and accrued expenses of $4,914 and advance from shareholder of $5,000.

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

Results of Operations

Three Months Ended September 30, 2016 compared to the three months ended September 30, 2015

Our net loss for the three months ended September 30, 2016 was $59,659 which was an increase of $51,869 over our net loss for the three months ended September 30, 2015, which was $7,790. The decrease was primarily due to increased legal and professional fees, net of reduced interest expense.

Nine months Ended September 30, 2016 compared to the nine months ended September 30, 2015

Our net loss for the nine months ended September 30, 2016 was $81,363 which was an increase of $58,274 over our net loss for the nine months ended September 30, 2015, which was $23,089. The increase was primarily due to increased general and administrative expenses net of decreased interest expense. General and administrative expense increased due to legal and professional fees and other general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $80,861 and $9,439, respectively. Interest expense for the nine month periods ended September 30, 2016 and 2015 was $884 and $13,650, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2016.

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