Form 10-K
period 2016-12-31
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer	[ ]

Non-accelerated Filer [ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes x  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2016 was approximately $201,751 (based on 115,286 shares of common stock outstanding held by non-affiliates on such date, at $1.75 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Table Of Contents	4

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol “SPNI” until May 17, 2016 when it was moved to Over-The-Counter Pink Limited Information.

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2016	$2.00	$1.08
September 30, 2016	$2.00	$1.16
June 30, 2016	$1.75	$1.75
March 31, 2016	$1.75	$1.75
December 31, 2015	$1.75	$1.75
September 30, 2015	$2.00	$2.00
June 30, 2015	$4.00	$4.00
March 31, 2015	$10.00	$5.00

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is listed on the OTC-Pink Limited Information with the symbol SPNI.OB.As of December 31, 2016, there were 93 shareholders of record of the Common Stock.

Table Of Contents	5

Preferred Stock

On February 6, 2008, Sputnik amended our Articles of Incorporation to authorize the issuance of 10,000,000 shares which will be designated “Preferred Stock.” The Company has issued 5,250 of its preferred stock, series A.  On December 22, 2015, the Company filed an Amendment to Certificate of Designation, which modified the rights of the holders of Series A Convertible Preferred Stock by changing the conversion ratio to 10,000 shares of common stock for one share of Series A Convertible Preferred Stock and eliminating any holding requirement before conversion.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2016, Sputnik Enterprises was a “blank check company” in that it is a development stage company with an indicated business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

During the next twelve months, the Company anticipates incurring costs related to the following:

(i)	filing Exchange Act reports, and

(ii)	consummating a share exchange with FV

The Company believes it will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Table Of Contents	6

Liquidity

For the year ended December 31, 2016, the Company had net cash used in operations of $98,717 compared to $15,169 for the year ended December 31, 2015. Net cash provided by investing activities for the year ended December 31, 2016 and 2015 was $123,768 and $15,424, respectively. Financing activities consisted of shareholder loans, purchase of preferred stock in 2016, shareholder loans, and repayments in 2015.

On December 31, 2016, the Company had total assets of $26,136 compared to assets of $309 at December 31, 2015.

The Company had total liabilities of $150,143 as of December 31, 2016, which consisted of accounts payable and accrued expenses of $44,259, shareholder notes aggregating $98,768, accrued interest of $2,116 and advance from shareholder of $5,000. At December 31, 2015, the Company had accounts payable and accrued expenses in the amount of $4,914 and shareholder advance of $5,000.

Through December 31, 2016, the Company had an accumulated deficit of $2,773,818.

Capital Resources

The Company has financed its limited operations through funds loaned or advanced from its shareholders to meet minimum operating cash requirements. There is no written agreement for future funding.

Results of Operations

The Company’s net loss for the year ended December 31, 2016 was $139,402, which was an increase of $106,518 over our net loss for the year ended December 31, 2015 of $32,884. The change was primarily increased legal and professional fees expense of approximately $106,016 and an increase in other general and administrative expenses of $12,812, net of a decrease in interest expense of $11,534.

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

Table Of Contents	7

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Table Of Contents	8

SPUTNIK ENTERPRISES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Sputnik Enterprises, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Sputnik Enterprises, Inc. as of December 31, 2016 and December 31, 2015, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sputnik Enterprises, Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Anton & Chia, LLP

Newport Beach, California

June 20, 2017

Table Of Contents	F-2

SPUTNIK ENTERPRISES, INC.

Balance Sheets

As of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$676	$309
Loans to related party	24,684	—
Loan interest receivable	776	—
Total current assets	26,136	309

Total assets	$26,136	$309

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$44,259	$4,914
Accrued interest	2,116	—
Note payable, related party	98,768	—
Advance from shareholder	5,000	5,000
Total current liabilities	150,143	9,914

Long-term liabilities:

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized;
5,250 and 5,200 shares issued and outstanding, respectively	52,500	52,000
Common stock, $.001 par value, 50,000,000 authorized;
1,015,286 shares issued and outstanding in both periods	1,015	1,015
Additional paid in capital- preferred stock	24,500	—
Additional paid in capital- common stock	2,571,796	2,571,796
Accumulated deficit	(2,773,818)	(2,634,416)
Total stockholders' deficit	(124,007)	(9,605)
Total liabilities and stockholders' deficit	$26,136	$309

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

Statements of Operations

Years Ended December 31, 2016 and 2015

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

General and administrative expenses:
Legal and professional fees	121,810	15,794
Other general and administrative	16,252	3,440
Total operating expenses	138,062	19,234
(Loss) from operations	(138,062)	(19,234)

Other income (expense):
Interest income	776
Interest expense	(2,116)	(13,650)
(Loss) before taxes	(139,402)	(32,884)

Provision (credit) for taxes on income	—	—
Net loss	$(139,402)	$(32,884)

Basic earnings (loss) per common share	$(0.14)	$(0.07)

Weighted average number of shares outstanding	1,015,286	478,742

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-4

SPUTNIK ENTERPRISES, INC.

Statement of Changes in Stockholders’ Deficit

Years Ended December 31, 2016 and 2015

					Additional	Additional
					Paid In	Paid In
	Preferred Stock		Common Stock		Capital-	Capital-	Accumulated	Total
	Shares	Amount	Shares	Amount	Preferred Stock	Common Stock	Deficit	Deficit
Balance, December 31, 2014	5,200	$52,000	295,286	$295	$—	$1,984,653	$(2,601,532)	$(564,584)

Common stock issued for
debt extinguishment			720,000	720		1,439,280		1,440,000

Extinguishment of debt, related party						(852,137)		(852,137)

Net income (loss)							(32,884)	(32,884)

Balance, December 31, 2015	5,200	$52,000	1,015,286	$1,015	$—	$2,571,796	$(2,634,416)	$(9,605)

Preferred stock issued	50	500			24,500			25,000

Net income (loss)							(139,402)	(139,402)

Balance, December 31, 2016	5,250	$52,500	1,015,286	$1,015	$24,500	$2,571,796	$(2,773,818)	$(124,007)

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-5

SPUTNIK ENTERPRISES, INC.

Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net (loss)	$(139,402)	$(32,884)

Change in current assets and liabilities:
Accounts payable and accrued expenses	40,685	17,715
Net cash flows used in operating activities	(98,717)	(15,169)

Cash flows from investing activities:
Loans to shareholder and related party	(24,684)	—

Cash flows from financing activities:
Loans from shareholder and related party	98,768	17,924
Loan repayments to shareholders and related parties	—	(2,500)
Preferred stock issuance	25,000	—
Net cash flows from investing activities	123,768	15,424

Net increase in cash	367	255

Cash, beginning of year	309	54
Cash, end of year	$676	$309

Non- Cash Activities
Common stock issued for debt extinguishment	$-	$1,440,000
Extinguishment of debt, related party	$-	$(852,137)

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Table Of Contents	F-6

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $676 and $309 at December 31, 2016 and 2015, respectively and the Company had no cash equivalents for either of the periods ending December 31, 2016 and 2015.

Table Of Contents	F-7

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2016 or 2015.

Table Of Contents	F-8

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

The Company has incurred a net operating loss for December 31, 2016 and 2015, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,500,000 and 52,000,000 for the years ending December 31, 2016 and December 31, 2015, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-K and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2016 and 2015.

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

Table Of Contents	F-9

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

There was no share-based expense for the years ending December 31, 2016 and 2015.

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

Table Of Contents	F-10

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $139,402 during the year ended December 31, 2016 and had net cash used in operating activities of $98,717 for the same period. Additionally, the Company had an accumulated deficit of $2,773,818 at December 31, 2016. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Table Of Contents	F-11

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

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (Sport Venture Group, LLC) are:

	December 31,	December 31,
Date Issued	2016	2015
May 27, 2016	$6,500	$—
June 27, 2016	4,000	—
July 8, 2016	2,000	—
July 20, 2016	300	—
December 9, 2016	11,884	—
	$24,684	$—

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $406 was accrued in 2016. The assets of the business, secure these notes second to any credit facility entered into by Sport Venture Group, LLC.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Summary of notes payable, related party (Windy River Group, LLC) are:

	December 31,	December 31,
Date Issued	2016	2015
May 26, 2016	$25,000	$—
November 29, 2016	50,000	—
December 9, 2016	23,768	—
	$98,768	$—

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $2,116 was accrued in 2016. The assets of the business secure these notes, second to any credit facility entered into by the Company.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $27,974 owed to Mr. Kidd, payable on demand (see Note 6). The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Table Of Contents	F-12

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans to related party

During 2016, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $24,684 (see Note 4). At December 31, 2016 Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

During 2016, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $98,768 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At December 31, 2016 Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $26,474 owed to Mr. Kidd, payable on demand (see Note 5). Prior to January 20, 2014, Mr. Kidd was CEO and a Director of the Company and controlling shareholder. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Severance and Release Agreements

Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from any and all manner of action or actions against the Company in connection with any and all agreements entered into by and between the Company and R. Thomas Kidd on January 20, 2014.

Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package.

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

Table Of Contents	F-13

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

NOTE 7– EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Duchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of December 31, 2016, there has been no funding under the agreement.

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

On September 29, 2015, the Company issued 720,000 shares of common stock in exchange for the release of debt and other agreements entered into with R. Thomas Kidd, the Company's former Chief Executive Officer and Director. The excess of the fair value of consideration paid ($1,440,000) over the debt and accrued interest extinguished ($552,974) was $852,137 and was recorded as a decrease to additional paid in capital on the extinguishment of debt to a related party pursuant to ASC 470-50-40. (see Note 6.)

Total common shares issued and outstanding at both December 31, 2016 and 2015 were 1,015,286.

Table Of Contents	F-14

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

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,250 shares have been issued as of December 31, 2016. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

Total preferred shares, series A, issued and outstanding as of December 31, 2016 and December 31, 2015 were 5,250 and 5,200, respectively.

Table Of Contents	F-15

NOTE 8 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2016 and 2015, the Company incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $2,774,000 and $2,634,000 at December 31, 2016 and 2015, respectively, and will begin to expire in the year 2025.

At December 31, 2016 and 2015, deferred tax assets at the statutory rate consisted of the following:

Deferred tax assets	2016	2015
Tax benefit	$943,098	$895,701
Less: valuation allowance	(943,098)	(895,701)
Net deferred tax asset	$—	$—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - DEFINITIVE AGREEMENT FOR REVERSE MERGER TRANSACTION

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

Table Of Contents	F-16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative in order to be fully compliant with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

1.	As of December 31, 2016, the Company did not maintain effective controls over the control environment. Specifically, the Company has fully not developed its accounting policies and procedures and effectively communicated those to its employees. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2016, the Company did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Table Of Contents	9

3.	As of December 31, 2016, management is dominated by a single individual serving as both our CEO and CFO, resulting in inadequate segregation of duties consistent with control objectives and ineffective oversight of the entity’s financial reporting and internal control by those charged with governance.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Table Of Contents	10

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

Table Of Contents	11

Item 11. Executive Compensation-

Summary of Cash and Certain Other Compensation

The named executive officers received the following compensation from the Company during the fiscal years ended December 31, 2016 and December 31, 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Anthony Gebbia, CEO and CFO, sole Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Director Compensation

The Company does not currently pay and has not paid in fiscal years ended December 31, 2016 and December 31, 2015 any cash fees to our directors, nor does the Company pay directors’ expenses in attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of December 31, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

			As Converted		Total Common and As
	Common Shares		Preferred Shares		Converted Shares
Names and Address of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Sport Venture Group LLC [1]	0	0%	25,000,000	48%	25,000,000	96%
Windy River Group LLC [2]	0	0%	25,500,000	49%	25,000,000	96%
Anthony Gebbia [3]	0	0%	2,000,000	4%	2,000,000	66%
Thomas Kidd [4]	900,000	89%	0	0%	900,000	89%
All Directors and Officers as a Group [1 person]	0	0%	2,000,000	4%	2,000,000	66%

_____________

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

[2] Peter Grieve as he owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. Windy River Group, LLC is the beneficial owner of 2,550 shares of Series A convertible preferred stock of the Registrant, which is currently convertible into 25,500,000 shares of common stock. The percent ownership is calculated by dividing the Total Common and As Converted Shares for Windy River Group, LLC by the sum of the total common shares outstanding (1,015,286) and the Total Common and As Converted Shares for Windy River Group, LLC [1,015,286 plus 25,500,000]. The business address of Windy River Group is 10 State Street, Newburyport, MA 01950.

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

[4] Roy Thomas Kidd was the former Chief Executive Officer of the Registrant. Mr. Kidd is the beneficial owner of 900,000 shares of common stock. The percent ownership is calculated by dividing the 900,000 shares of Common Stock by the total common shares outstanding (1,015,286).

Table Of Contents	12

Item 13. Certain Relationships and Related Transactions and Director Independence.

During the year ending December 31, 2016, the Company has not entered into any material transactions with any director, executive officer, promoter, or beneficial owner of five percent or more of our common stock, or family members of such persons except as follows:

Loans to related party

During 2016, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $24,684 (see Note 4). At December 31, 2016 Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

During 2016, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $98,768 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At December 31, 2016 Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

On September 30, 2015, effective with a change in control of the Company on the same date, the Company issued 720,000 shares of common stock, valued at $1,440,000, in exchange for the extinguishment of $525,000 in notes payable, $34,889 in related interest, and $26,474 owed to Mr. Kidd, payable on demand (see Note 5). Prior to January 20, 2014, Mr. Kidd was CEO and a Director of the Company and controlling shareholder. The Company has relied upon guidance provided in ASC 470-50-40, which states that entities must determine whether the difference between the fair value of the equity issued and the carrying value of the debt extinguished should be recognized a gain or loss or characterized as a capital transaction when with a related party. The Company issued the shares to its prior CEO and controlling shareholder and therefore the Company has recognized a decrease of $852,137 to additional paid in capital for the difference.

Severance and Release Agreements

Pursuant to a Release Agreement made effective September 29, 2015, and in connection with a change in control of the Company, the Company was released and forever discharged from any and all manner of action or actions against the Company in connection with any and all agreements entered into by and between the Company and R. Thomas Kidd on January 20, 2014.

Effective January 20, 2014, Mr. Kidd retired from his position with the Company, thereby terminating his Employment Agreement. For and as consideration of Kidd's resignation as CEO and Director and retirement from services to the Company, the Company agreed to compensate Mr. Kidd in the form of a severance package.

Upon execution of the agreement, and receipt of all documentation, Kidd shall immediately do the following:

•       Agree to return 5,000 shares of Convertible preferred stock of the Company to Company for cancelation upon closing of merger transaction.

•       Resign all positions, as applicable, with the Company.

Table Of Contents	13

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

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm, Anton& Chia, LLP and for fees billed for fiscal years ended December 31, 2016 and 2015 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees	All Other Fees
For fiscal year ended: December 31, 2016	$31,500	$ 0	$ 0	$ 0
For fiscal year ended: December 31, 2015	$28,685	$ 0	$ 0	$ 0

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Table Of Contents	14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SPUTNIK ENTERPRISES INC.

Dated: June 20, 2017	By:	/s/Anthony Gebbia

Anthony Gebbia, Chief Executive Officer and President

Dated: June 20, 2017	By:	/s/ Anthony Gebbia

Anthony Gebbia, Director

Table Of Contents	15