Form 10-Q
period 2017-03-31
Sputnik Enterprises, Inc
filed 2017-06-20
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,266	$676
Loans to related party	53,537	24,684
Loan interest receivable	1,552	776
Total current assets	57,355	26,136

Total assets	$57,355	$26,136

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$22,110	$44,259
Accrued interest	5,428	2,116
Note payable, related party	198,768	98,768
Advance from shareholder	5,000	5,000
Total current liabilities	231,306	150,143

Long-term liabilities:

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized;
5,250 shares issued and outstanding for both periods	52,500	52,500
Common stock, $.001 par value, 50,000,000 authorized;
1,015,286 shares issued and outstanding in both periods	1,015	1,015
Additional paid in capital- preferred stock	24,500	24,500
Additional paid in capital- common stock	2,571,796	2,571,796
Accumulated deficit	(2,823,762)	(2,773,818)
Total stockholders' deficit	(173,951)	(124,007)
Total liabilities and stockholders' deficit	$57,355	$26,136

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-3

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Revenue	$—	$—

General and administrative expenses:
Legal and professional fees	37,485	—
Other general and administrative	9,923	147
Total operating expenses	47,408	147
(Loss) from operations	(47,408)	(147)

Other income (expense):
Interest income	776	—
Interest expense	(3,312)	—
(Loss) before taxes	(49,944)	(147)

Provision (credit) for taxes on income	—	—
Net loss	$(49,944)	$(147)

Basic earnings (loss) per common share	$(0.05)	$(0.00)

Weighted average number of shares outstanding	1,015,286	1,015,286

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-4

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net (loss)	$(49,944)	$(147)

Change in current assets and liabilities:
Loan interest receivable	(776)	—
Accounts payable and accrued expenses	(22,149)	—
Accrued interest	3,312	—
Net cash flows used in operating activities	(69,557)	(147)

Cash flows from investing activities:
Loans to shareholder and related party	(28,853)	—

Cash flows from financing activities:
Loans from shareholder and related party	100,000	—
Net cash flows from investing activities	100,000	—

Net increase (decrease) in cash	1,590	(147)

Cash and equivalents, beginning of period	676	309
Cash and equivalents, end of period	$2,266	$162

Non- cash Investing and Financing Activities	$—	$—

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements

Table Of Contents	F-5

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

On September 30, 2015, Sport Venture Group, LLC and Windy River Group, LLC acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted, this would represent 94% of the issued and outstanding common stock of the Company, indicating a change in control of the Company. On June 15, 2016 Peter Grieve acquired 50 shares of Convertible Preferred Stock of the Company from the Company for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $2,266 and $676 at March 31, 2017 and December 31, 2016, respectively and the Company had no cash equivalents as of March 31, 2017 or December 31, 2016.

Table Of Contents	F-6

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2017 or December 31, 2016.

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

The Company has incurred a net operating loss for March 31, 2017 and 2016, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 52,500,000 and 52,000,000 at March 31, 2017 and 2016, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company following the filing of this report on Form 10-Q and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2017 and December 31, 2016.

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

Table Of Contents	F-8

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

There was no share-based expense for the periods ending March 31, 2017 and 2016.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $49,944 during the three months ended March 31, 2017 and had net cash used in operating activities of $69,557 for the same period. Additionally, the Company had an accumulated deficit of $2,823,762 at March 31, 2017. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. Upon securing an operating entity, through merger, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table Of Contents	F-10

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (Sport Venture Group, LLC) are:

	March 31,	December 31,
Date Issued	2017	2016
May 27, 2016 to December 9, 2016	$24,684	$24,684
March 6, 2017	21,503	—
March 22, 2017	7,350	—
	$53,537	$24,684

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $1,552 was accrued as of March 31, 2017. The assets of the business, secure these notes second to any credit facility entered into by Sport Venture Group, LLC.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Summary of notes payable, related party (Windy River Group, LLC) are:

	March 31,	December 31,
Date Issued	2017	2016
May 26, 2016 to December 8, 2016	$98,768	$98,768
February 16, 2017 to March 31, 2017	100,000	—
	$198,768	$98,768

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $5,428 was accrued as of March 31, 2017. The assets of the business secure these notes, second to any credit facility entered into by the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans to related party

Through the first three months of 2017, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $53,537 (see Note 4). At March 31, 2017, Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

Through the first three months of 2017, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $198,768 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At March 31, 2017, Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

Table Of Contents	F-11

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of March 31, 2017 there has been no funding under the agreement.

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

Total common shares issued and outstanding at March 31, 2017 and December 31, 2016 were 1,015,286.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,500,000 as of March 31, 2017, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-Q and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 5,250 shares have been issued as of March 31, 2017. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

Table Of Contents	F-12

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

Total preferred shares, series A, issued and outstanding as of March 31, 2017 and December 31, 2016 were 5,250 for both periods.

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

The following discussion of our financial condition and results of operations as of March 31, 2017 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

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

Liquidity

For the three months ended March 31, 2017, we had net cash used in operations of $69,557.

On March 31, 2017, we had total assets of $57,355 compared to assets of $26,136 at December 31, 2016.

We had total liabilities of $231,306 as of March 31, 2017, which consisted of notes payable, related party of $198,768, accounts payable and accrued expenses of $22,110, accrued interest of $5,428 and advance from shareholder of $5,000. At December 31, 2016 we had total liabilities of $150,143 which consisted of accounts payable and accrued expenses of $44,259, notes payable, related party of $98,768, accrued interest of $2,116 and advance from shareholder of $5,000.

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

Table Of Contents	3

Results of Operations

Three Months Ended March 31, 2017 compared to the three months ended March 31, 2016

Our net loss for the three months ended March 31, 2017 was $49,944 which was an increase of $49,797 over our net loss for the three months ended March 31, 2016, which was $147. The increase was primarily due to increased legal and professional fees and other general and administrative costs.

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

Table Of Contents	4

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2017.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Table Of Contents	5

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table Of Contents	6

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

SIGNATURE	NAME	TITLE	DATE
June 20, 2017
/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer

Table Of Contents	7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table Of Contents	8