Form 10-Q
period 2017-06-30
Sputnik Enterprises, Inc
filed 2017-08-16
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017 there were 45,366,536 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$4,872	$-
Loans to related party	53,537	-
Loan interest receivable	2,887	-
Total current assets	61,296	-

Other Assets
Intangible Assets, net of amortization	46,568	49,280

Total assets	$107,864	$49,280

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$145,537	$53,984
Accrued compensation	671,607	671,607
Accrued payroll taxes	57,340	57,340
Accrued interest	64,103	49,370
Accrued purchase of intangible -current portion	9,775	8,887
Note payable, related party	362,085	79,384
Note payable	36,000	36,000
Advance from shareholder	5,000	-
Total current liabilities	1,351,447	956,572

Long-term liabilities:
Accrued Purchase of Intangible -Long Term Portion	35,591	45,367
Total liabilities	1,387,038	1,001,939

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 10,000,000 authorized;
9,685 and 4,435 shares issued and outstanding, respectively	96,851	44,351
Common stock, $.001 par value, 50,000,000 authorized;
45,366,536 and 44,351,250 shares issued and outstanding, respectively	45,367	44,351
Additional paid in capital- common stock	(373,626)	(38,702)
Accumulated deficit	(1,047,766)	(1,002,659)
Total stockholders' deficit	(1,279,174)	(952,659)
Total liabilities and stockholders' deficit	$107,864	$49,280

See accompanying notes to condensed unaudited consolidated financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	24,026	8,132	32,631	17,217
Amortization of intangibles	1,356	1,356	2,713	2,261
Total operating expenses	25,382	9,488	35,344	19,478
(Loss) from operations	(25,382)	(9,488)	(35,344)	(19,478)

Other income (expense):
Interest income	73	-	73	-
Interest expense	(5,450)	(3,878)	(9,836)	(7,235)
(Loss) before taxes	(30,759)	(13,366)	(45,107)	(26,713)

Provision (credit) for taxes on income	-	-	-	-
Net loss	$(30,759)	$(13,366)	$(45,107)	$(26,713)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,407,035	44,351,250	44,379,297	44,250,261

See accompanying notes to condensed unaudited consolidated financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net (loss)	$(45,107)	$(26,713)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization of intangible	2,713	2,261
Imputed interest on deferred intangible purchase price	2,313	951
Change in current assets and liabilities:
Loan interest receivable	(18)	-
Accounts payable and accrued expenses	(9,240)	9,717
Accrued interest	2,043	6,284
Net cash flows used in operating activities	(47,296)	(7,500)

Cash flows from financing activities:
Loans from shareholder and related party	56,183	7,500
Received from recapitalization	4,872
Payments on accrued purchase of intangible	(8,887)	-
Net cash flows from investing activities	52,168	7,500

Net increase (decrease) in cash	4,872	-

Cash, beginning of period	-	-
Cash, end of period	$4,872	$-

Non- cash Investing and Financing Activities
Acquisition of intangible for payable	$-	$54,254
Total Non- cash Investing and Financing Activities	$-	$54,254

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed unaudited consolidated financial statements

SPUTNIK ENTERPRISES, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Sputnik Enterprises Inc. (“Sputnik”) incorporated in the State of Delaware on September 27, 2001 under the name Sputnik, Inc. On February 10, 2005, we filed Articles of Conversion and new Articles of Incorporation in Nevada and became a Nevada corporation. From that time until February 29, 2008, the Company developed and marketed Wi-Fi software, services, and hardware for the public access wireless networking market.

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

On September 30, 2015, Sport Venture Group LLC (“SVG”) and Windy River Group, LLC (“WRG”) acquired 5,000 shares (2,500 shares each) of Convertible Preferred Stock of the Company from R. Thomas Kidd for $250,000. If converted then, this would have represented then 94% of the issued and outstanding common stock of the Company, indicating a change in control of the Company. On June 15, 2016 Mr. Grieve acquired 50 shares of Convertible Preferred Stock of the Company from the Company for $25,000. Mr. Grieve is the owner/manager of WRG.

On June 26, 2017, the Company closed a reverse take-over transaction by which it acquired a private company that focuses on international football (soccer) through investment in professional clubs around the world, development of fan engagement solutions and player development through global grassroots (players ages 3-9) programs. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and FV Corporation, a South Carolina corporation (“FVCO”), the Registrant acquired 100% of the ownership interests of FVCO including all intellectual property, research, assets and subsidiaries including Apps FC, a limited liability company formed in South Carolina (“Apps FC”), a wholly-owned subsidiary of FVCO. FVCO is a South Carolina corporation, incorporated in South Carolina on January 7, 2013. Its wholly-owned subsidiary, APPS FC, LLC is a South Carolina limited liability corporation. FVCO’s primary purpose is business development related activities and does not currently generate income.

Prior to the reverse take-over under the Exchange Agreement (“Exchange Transaction”), we were a public reporting “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result of the reverse take-over transaction we acquired the business and operations of FVCO and Apps FC became our wholly-owned subsidiary.

On June 26, 2017, under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding ownership interest in FVCO through the issuance of 44,351,250 of restricted Common Stock shares to FVCO shareholders and the equivalent of 44,351,250 of restricted Common Stock in the form of Series A Preferred Shares. Immediately after the issuance of the shares to FVCO, the Registrant had 45,366,536 shares of Common Stock issued and outstanding, of which 44,351,250 shares or 98% of Common Stock are owned by FVCO.

For financial reporting purposes, the transaction is accounted for as a “reverse merger” rather than a business combination, because the sellers of FVCO effectively control the combined companies immediately following the transaction. As such, FVCO is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by SPNI. Accordingly, the assets and liabilities and the historical operations that will be reflected in SPNI’s ongoing financial statements will be those of FVCO and will be recorded at the historical cost basis of FVCO. The historical financial statements of SPNI before the transaction will be replaced with the historical financial statements of FVCO before the transaction and in all future filings with the United States Securities and Exchange Commission (“SEC”). The historical financial statements for periods prior to June 26, 2017 are those of FVCO except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization. Effective June 26, 2017, the financials reflect the consolidated financial position and results of operations of Sputnik, FVCO and its wholly owned subsidiary, APPS FC, LLC.

The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of Sputnik, FVCO and its wholly owned subsidiary, APPS FC, LLC.

For financial reporting purposes, the June 26, 2017 Exchange Transaction will be accounted for as a “reverse merger” rather than a business combination, because the sellers of FVCO effectively control the combined companies immediately following the transaction. As such, FVCO is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by SPNI. Accordingly, the assets and liabilities and the historical operations that will be reflected in SPNI’s ongoing financial statements will be those of FVCO and will be recorded at the historical cost basis of FVCO. The historical financial statements of SPNI before the transaction will be replaced with the historical financial statements of FVCO before the transaction and in all future filings with the United States Securities and Exchange Commission (“SEC”). The historical financial statements for periods prior to June 26, 2017 are those of FVCO except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization. Effective June 26, 2017, the financials reflect the consolidated financial position and results of operations of Sputnik, FVCO and its wholly owned subsidiary, APPS FC, LLC.

The following adjustments were made in the condensed unaudited consolidated balance sheet as of June 30, 2017 and statement of operations for the three and six months ended June 30, 2017:

•	To eliminate the 44,351,250 shares of FVCO common stock and record the issuance of 44,351,250 restricted shares of the Registrant’s common stock and the equivalent of 44,351,250 of restricted Common Stock in the form of Series A Preferred Shares (4,435 shares of Registrant’s Series A Preferred Shares) and the elimination of the difference in par values as a result of the share exchange with the Registrant.
•	To eliminate the deficit accumulated since inception for the Registrant through June 25, 2017 as going forward the operations of FVCO will be the surviving operating entity.
•	To eliminate the loans totaling $13,650 from Sputnik to FVCO in the second quarter ending June 30, 2017 and the related accrued interest, interest receivable and interest income and expense.

Additionally, for periods prior to June 26, 2017, the weighted-average shares outstanding gives effect to the issuance of 44,351,250 shares of common stock of the Registrant to FVCO shareholders in connection with the exchange transaction as if they occurred at the beginning of the period presented. The effect of any potentially dilutive instruments including the conversion of preferred stock were anti-dilutive. Therefore, dilutive earnings per share are equivalent to basic earnings per share.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $4,872 and $0 at June 30, 2017 and December 31, 2016, respectively and the Company had no cash equivalents as of June 30, 2017 or December 31, 2016.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2017 or December 31, 2016.

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

The Company has incurred a net operating loss for June 30, 2017 and 2016, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 96,851,250 and 44,351,250 at June 30, 2017 and December 31, 2016, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company to file in the future an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of common stock to one billion shares. No date has been set for this filing.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2017 and December 31, 2016.

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

There was no share-based expense for the periods ending June 30, 2017 and 2016.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $45,107 during the six months ended June 30, 2017 and had net cash used in operating activities of $47,296 for the same period. Additionally, the Company had an accumulated deficit of $1,047,766 at June 30, 2017. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. With securing an operating entity, through the Exchange Transaction, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (SVG) are:

	June 30,	December 31,
Date Issued	2017	2016
2016	$24,684	$-
Quarter ending March 31, 2017	28,853	-
	$53,537	$-

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $2,887 was accrued as of June 30, 2017. The assets of the business, secure these notes second to any credit facility entered into by SVG.

NOTE 5- INTANGIBLE ASSET

On January 27, 2016 the Company acquired the domain name digitalfc.com. The purchase price of £50,000 (approximately $72,000) is payable in 5 annual instalments of £10,000 commencing on January 27, 2017, which was paid in accordance with terms of the agreement. Additionally 100,000 shares of common stock and 10 shares of convertible preferred stock in the Company were issued to the sellers. The Company has imputed interest based on an interest rate of 10% and recorded the net present value of the future payments as the value of the asset acquired or $54,254. The Company intends to rebrand its digital group from APPS FC to Digital FC. The Company estimates its useful life to be ten years. Amortization expense of $2,713 and $2,261was recorded for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6-ACCRUED COMPENSATION AND ACCRUED PAYROLL TAXES

Accrued compensation relates to both executive salary and board compensation for services during 2013 for FVCO’s Chairman, Ron Konersmann ($204,166); for FVCO’s former Chief Financial Officer ($147,916); and for FVCO’s former Chief Executive Officer ($171,875). Accrued compensation also includes compensation for two former FVCO’s employees ($107,025 and $40,625). Accrued payroll taxes relate to these accrued compensation amounts. These amounts were per Employment Term Sheets executed in 2012 and 2013 and terminated in 2013. The Company intends to repay these obligations in full.

NOTE 7– NOTES PAYABLE

The Company has notes payable to WRG and SVG and various individuals which amount to $398,085 at June 30, 2017 and $115,384 at December 31, 2016.

The details are as follows:

	June 30, 2017	December 31, 2016
Notes issued in 2012 and 2013	86,000	86,000
Notes issued in 2014	10,000	10,000
Notes issued in 2016	118,152	19,384
Notes issued in 2017	183,933	-
	$398,085	$115,384

Notes issued to related parties

WRG	$240,168	$-
SVG	59,417	16,884
Various individuals	62,500	62,500
	362,085	79,384
Notes issued to non-related parties	36,000	36,000
	$398,085	$115,384

For the notes issued in 2012 and 2013, all had minimum interest between $500 and $5,000 accruing from date of note to maturity. After maturity, interest accrued at 10% per annum. Seven of these notes for $61,000 matured in 2013 and one for $25,000 matured in 2014. Of the notes payable issued in 2012 and 2013, $56,000 were issued to related parties, $41,000 to FVCO’s former Chief Financial Officer; $10,000 to a family member of FVCO’s Chairman, Ron Konersmann and $5,000 to a company affiliated with one of the FVCO’s outside directors, Joseph Land.

For the notes issued in 2014, one note payable for $5,000 had minimum interest of $500 until maturity and 10% per annum accruing thereafter. This note matured in 2014. All other notes issued in 2014 accrued interest at 10% per annum and matured in 2015. 100,000 shares of stock were issued to the holders of the notes payable issued in 2014. Of the notes issued in 2014, $4,000 was issued to related parties: $2,500 was issued to a family member of FVCO’s Chairman and $1,500 to John Voytko. FVCO contracted for Chief Financial Officer Services from John Voytko, Inc. beginning late in 2013.

For the notes payable issued in 2016 one was for $2,500 to John Voytko and the note accrued interest of 10% per annum. This note matured in March 12, 2017. The other notes issued in 2016 were for $98,768 to WRG (a related party) and $16,884 to SVG (a related party), accrued interest at 10% per annum and matured or will mature in 2017.

For the notes payable issued in 2017, $141,400 were issued to WRG and $42,533 were issued to SVG, and the notes accrued interest of 10% per annum. These notes mature in 2018.

Except for the notes payable to WRG and SVG, these notes payable are unsecured notes. For the notes payable to WRG the assets of the Company secure these notes, second to any credit facility entered into by the Company. For the notes payable to SVG the assets of FVCO secure these notes, second to any credit facility entered into by FVCO.

No interest or principal payments have been made on these notes to date. No collection efforts have been initiated by the note holders to date. The Company intends to repay these obligations in full.

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans to related party

Through the first six months of 2017, SVG was provided funding by the Company in the form of loans totaling $53,537. (See Note 4). At June 30, 2017, SVG owns 26,000,000 shares of common stock and 5,100 shares of convertible preferred stock of the Company. Ron Konersmann is the Owner/Manager of SVG and holds voting and investment power over any pecuniary interests in shares of the Company held by SVG and owns 1,250,000 shares of common stock and 125 shares of convertible preferred stock of the Company. Including all convertible preferred stock as converted to common stock, the combined holdings by Mr. Konersmann and SVG would represent 56% of the common stock of the Company.

SVG was incorporated in the State of South Carolina. The principal business of SVG is that of a sport investment and holding company that seeks to invest, hold and manage its various multisport interests.

Notes payable and Convertible Preferred Stock

Through the first six months of 2017, WRG provided funding to the Company in the form of notes payable totaling $240,168 (see Note 7) and Mr. Grieve purchased 50 shares of convertible preferred stock for $25,000. Mr. Grieve is the owner/manager of WRG. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by WRG. At June 30, 2017, WRG and Mr. Grieve own 1,250,000 shares of common stock and 2,675 shares of convertible preferred stock of the Company. Including all convertible preferred stock as converted to common stock, the combined holdings by Mr. Grieve and WRG would represent 20% of the common stock of the Company.

WRG was incorporated in the State of Massachusetts. The principal business of WRG is that of a private investment firm with interests in international football, banking, wealth management, and technology.

Through the first six months of 2017, SVG provided funding to the Company in the form of notes payable totaling $59,417 (see Note 7).

Transactions with the FVCO’s Chief Financial Officer

FVCO contracted for Chief Financial Officer Services from John Voytko beginning in 2013. $7,500 is included in accrued expenses as of June 30, 2017 related to that. In 2014 and 2016 Voytko provided loans of $1,500 and $2,500, respectively to the Company, which notes payable accrue interest at 10% per annum. In addition Voytko and a family member have purchased 1,290,000 shares of common stock and 129 shares of convertible preferred shares. In 2016, Voytko purchased 25,000 shares of common stock and 2.5 shares of convertible preferred shares. These shares were issued in connected with the note payable issued in 2016.

NOTE 9 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of June 30, 2017 there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001 of which 45,366,536 have been issued.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Total common shares issued and outstanding at June 30, 2017 and December 31, 2016 were 45,366,536 and 44,351,250, respectively.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 96,851,250 as of June 30, 2017, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company to file in the future an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of common stock to one billion shares. No date has been set for this filing.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (10,000,000) Series A Convertible Preferred with a par value of $10.00, of which 9,685 shares have been issued as of June 30, 2017. On December 22, 2015, the Company filed an Amendment to the Certificate of Designation that modified the rights of the holders of Series A Convertible Preferred Stock by changing the conversion ratio to 10,000 shares of common stock for one share of Series A Convertible Preferred Stock and eliminating any holding requirement before conversion. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

Total preferred shares, series A, issued and outstanding as of June 30, 2017 and December 31, 2016 were 9,685 and 4,435, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following discussion of our financial condition and results of operations as of June 30, 2017 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “the Company” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

Overview

The Company focuses on international football (soccer) through investment in professional clubs around the world, development of fan engagement solutions and player development through global grassroots (players ages 3-9) programs.

During the next twelve months we anticipate incurring costs related to these activities and filing Exchange Act reports. We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Liquidity

For the six months ended June 30, 2017, we had net cash flows used in operations of $47,296.

On June 30, 2017, we had total assets of $107,864 compared to total assets of $49,280 at December 31, 2016.

We had total liabilities of $1,387,038 as of June 30, 2017, which consisted of accrued compensation of $671,607, accrued payroll taxes of $57,340, notes payable, related party of $362,085, notes payable of $36,000, accounts payable and accrued expenses of $145,537, accrued interest of $64,103, accrued purchase of intangible of $45,366 and advance from shareholder of $5,000. At December 31, 2016 we had total liabilities of $1,001,939, which consisted of accrued compensation of $671,607, accrued payroll taxes of $57,340, notes payable, related party of $79,384, notes payable of $36,000, accounts payable and accrued expenses of $53,984, accrued interest of $49,370 and accrued purchase of intangible of $54,254.

Capital Resources

The Company has financed its limited operations through funds advanced from its stockholders, management or other investors to meet minimum operating cash requirements. There is no written agreement for future funding.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the three months ended June 30, 2016

Our net loss for the three months ended June 30, 2017 was $30,759 which was an increase of $17,393 over our net loss for the three months ended June 30, 2016, which was $13,366. The increase was primarily due to increased other general and administrative costs, primarily legal and professional fees.

Six Months Ended June 30, 2017 compared to the six months ended June 30, 2016

Our net loss for the six months ended June 30, 2017 was $45,107 which was an increase of $18,394 over our net loss for the six months ended June 30, 2016, which was $26,713. The increase was primarily due to increased other general and administrative costs, primarily legal and professional fees.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant issued unregistered securities during the three months ended June 30, 2017, related to the

June 26, 2017 reverse take-over transaction whereby Sputnik Enterprises acquired all of the issued and outstanding ownership interest in FV Corporation through the issuance of 44,351,250 of restricted Common Stock shares and 4,351 shares of the Series A Preferred Shares, the equivalent of 44,351,250 of restricted Common Stock.

(b)	Use of Proceeds.

The Registrant did not receive any proceeds from issuing the unregistered shares during the three months ended June 30, 2017.

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

SPUTNIK ENTERPRISES,INC.

Date: August 15, 2017	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial	August 15, 2017
Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

____________

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

