Form 10-Q
period 2017-09-30
Sputnik Enterprises, Inc
filed 2017-11-22
CIK 1326917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

As of November 20, 2017 there were 45,366,536 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPUTNIK ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$45,766	$-
Loans to related party	53,537	-
Loan interest receivable	4,292	-
Total current assets	103,595	-

Other Assets
Intangible Assets, net of amortization	45,211	49,280

Total assets	$148,806	$49,280

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$94,164	$53,984
Accrued compensation	671,607	671,607
Accrued payroll taxes	57,340	57,340
Accrued interest	76,556	49,370
Accrued purchase of intangible -current portion	9,775	8,887
Note payable, related party	477,085	79,384
Note payable	36,000	36,000
Advance from shareholder	5,000	-
Total current liabilities	1,427,529	956,572

Long-term liabilities:
Accrued Purchase of Intangible -Long Term Portion	35,592	45,367
Total liabilities	1,463,120	1,001,939

STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 1,000,000 authorized;
9,685 and 4,435 shares issued and outstanding, respectively	96,851	44,351
Common stock, $.001 par value, 50,000,000 authorized;
45,366,536 and 44,351,250 shares issued and outstanding, respectively	45,367	44,351
Additional paid in capital- common stock	(373,626)	(38,702)
Accumulated deficit	(1,082,906)	(1,002,659)
Total stockholders' deficit	(1,314,314)	(952,659)
Total liabilities and stockholders' deficit	$148,806	$49,280

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	22,735	-	55,366	17,217
Amortization of intangibles	1,356	1,356	4,069	3,617
Total operating expenses	24,091	1,356	59,435	20,834
(Loss) from operations	(24,091)	(1,356)	(59,435)	(20,834)

Other income (expense):
Interest income	2,037	-	2,148	-
Interest expense	(13,086)	(3,952)	(22,959)	(11,187)
(Loss) before taxes	(35,140)	(5,308)	(80,247)	(32,021)

Provision (credit) for taxes on income	-	-	-	-
Net loss	$(35,140)	$(5,308)	$(80,247)	$(32,021)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	45,366,536	44,351,250	44,721,444	44,287,491

See accompanying notes to condensed unaudited financial statements

SPUTNIK ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net (loss)	$(80,247)	$(32,021)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization of intangible	4,069	3,617
Imputed interest on deferred intangible purchase price	2,313	951
Change in current assets and liabilities:
Loan interest receivable	(1,422)	-
Accounts payable and accrued expenses	13,495	9,717
Accrued interest	14,496	10,236
Net cash flows used in operating activities	(47,296)	(7,500)

Cash flows from financing activities:
Loans from shareholder and related party	97,078	7,500
Received from recapitalization	4,872
Payments on accrued purchase of intangible	(8,887)	-
Net cash flows from investing activities	93,063	7,500

Net increase (decrease) in cash	45,766	-

Cash, beginning of period	-	-
Cash, end of period	$45,766	$-

Non- cash Investing and Financing Activities
Acquisition of intangible for payable	$-	$54,254
Total Non- cash Investing and Financing Activities	$-	$54,254

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On June 26, 2017 (the “Closing”), the Company closed a reverse take-over transaction by which it acquired a private company that focuses on international football (soccer) through investment in professional clubs around the world, development of fan engagement solutions and player development through global grassroots (players ages 3-9) programs. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and FV Corporation, a South Carolina corporation (“FVCO”), the Registrant acquired 100% of the ownership interests of FVCO including all intellectual property, research, assets and subsidiaries including Apps FC, a limited liability company formed in South Carolina (“Apps FC”), a wholly-owned subsidiary of FVCO.

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

For financial reporting purposes, the transaction will be accounted for as a “reverse merger” rather than a business combination, because the sellers of FVCO effectively control the combined companies immediately following the transaction. As such, FVCO is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by SPNI. Accordingly, the assets and liabilities and the historical operations that will be reflected in SPNI’s ongoing financial statements will be those of FVCO and will be recorded at the historical cost basis of FVCO. The historical financial statements of SPNI before the transaction will be replaced with the historical financial statements of FVCO before the transaction and in all future filings with the United States Securities and Exchange Commission (“SEC”). The historical financial statements for periods prior to June 26, 2017 are those of FVCO except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

FV Corporation is a South Carolina corporation, incorporated in South Carolina on January 7, 2013. Its wholly-owned subsidiary, APPS FC, LLC is a South Carolina limited liability corporation. FVCO’s primary purpose is business development related activities and does not currently generate income.

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

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Sputnik, FVCO and its wholly owned subsidiary, APPS FC, LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash was $54,254 and $0 at September 30, 2017 and December 31, 2016, respectively and the Company had no cash equivalents as of September 30, 2017 or December 31, 2016.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2017 or December 31, 2016.

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

The Company has incurred a net operating loss for September 30, 2017 and 2016, and dilutive earnings per share would be anti-dilutive, therefore, dilutive earnings per share have not been presented. There are no options or warrants outstanding. The Company has common stock equivalents, in the form or convertible preferred stock, series A. Common stock equivalents were 96,851,250 and 44,351,250 at September 30, 2017 and 2016, respectively. There are only 50,000,000 shares of common stock authorized. It is the current intention of the Company to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares, in the next ninety days.

Commitments and Contingencies

The Company follows ASC 450, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017 and December 31, 2016.

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

There was no share-based expense for the periods ending September 30, 2017 and 2016.

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

NOTE 3 - GOING CONCERN

The Company incurred a net loss of $80,247 during the nine months ended September 30, 2017 and had net cash used in operating activities of $51,884 for the same period. Additionally, the Company had an accumulated deficit of $1,082,906 at September 30, 2017. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. With securing an operating entity, through the Exchange Transaction, Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – LOANS TO RELATED PARTY

Summary of loans to related party (Sport Venture Group, LLC) are:

	September 30,	December 31,	December 31,
Date Issued	2017	2016	2015
2016	$24,684	$24,684	$-
Quarter ending March 31, 2017	28,853	-
	$53,537	$24,684

These notes bear interest at 10% with maturity dates one year from issuance. If notes are paid before maturity, a minimum interest of 10% is due at that time. Interest of $2,365 was accrued as of September 30, 2017. The assets of the business, secure these notes second to any credit facility entered into by Sport Venture Group, LLC.

NOTE 5 – NOTES PAYABLE

The Company has notes payable to Windy River Group, LLC (“WRG”), Sport Venture Group, LLC (“SVG”) and various individuals which amount to $566,622 at September 30, 2017, $115,384 at December 31, 2016 and $96,000 at December 31, 2015. The details are as follows:

For the notes issued in 2013, all had minimum interest between $500 and $5,000 accruing from date of note to maturity. After maturity, interest accrued at 10% per annum. Seven of these notes for $61,000 matured in 2013 and one for $25,000 matured in 2014. Of the notes payable issued in 2013, $56,000 were issued to related parties, $41,000 to the Company’s former Chief Financial Officer; $10,000 to a family member of the Company’s Chairman, Ron Konersmann and $5,000 to a company affiliated with one of the Company’s outside directors, Joseph Land.

For the notes issued in 2014, one note payable for $5,000 had minimum interest of $500 until maturity and 10% per annum accruing thereafter. This note matured in 2014. All other notes issued in 2014 accrued interest at 10% per annum and matured in 2015. 100,000 shares of stock were issued to the holders of the notes payable issued in 2014. Of the notes issued in 2014, $4,000 was issued to related parties: $2,500 was issued to a family member of the Company’s Chairman and $1,500 to John Voytko. The Company contracted for Chief Financial Officer Services from John Voytko, Inc. beginning late in 2013.

For the notes payable issued in 2016 one was for $2,500 to John Voytko and the note accrued interest of 10% per annum. This note matured in March 12, 2017. The other two for notes issued in 2016 were for $5,000 and $11,883.75 to Sport Venture Group, LLC (a related party), accrued interest at 10% per annum and matured on May 27, 2017 and December 9, 2017, respectively.

For the notes payable issued in 2017, all four notes were issued to Sports Venture Group, LLC, and the notes accrued interest of 10% per annum. These notes mature in 2018.

Except for the notes payable to Sport Venture Group, LLC, these notes payable are unsecured notes. For the notes payable to Sport Venture Group, LLC, the assets of the Company secure these notes, second to any credit facility entered into by the Company.

No interest or principal payments have been made on these notes to date. No collection efforts have been initiated by the note holders to date. The Company intends to repay these obligations in full after the acquisition of the Company by Sputnik Enterprises, Inc. is completed.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans to related party

Through the first nine months of 2017, Sport Venture Group, LLC, was provided funding by the Company in the form of loans totaling $53,537 (see Note 4). At September 30, 2017, Sport Venture Group, LLC owns 2,500 shares of Convertible Preferred Stock of the Company. If converted, this would represent 47% of the issued and outstanding common stock of the Company.

Notes payable and Convertible Preferred Stock

Through the first nine months of 2017, Windy River Group, LLC, provided funding to the Company in the form of notes payable totaling $355,168 (see Note 5) and Peter Grieve purchased 50 shares of Convertible Preferred Stock for $25,000. Peter Grieve is the owner/manager of Windy River Group, LLC. Mr. Grieve holds voting and investment power over any pecuniary interests in shares of the Company held by Windy River Group, LLC. At September 30, 2017, Windy River Group, LLC and Peter Grieve own 2,550 shares of Convertible Preferred Stock of the Company. If converted, this would represent 48% of the issued and outstanding common stock of the Company.

NOTE 7 – EQUITY

On February 14, 2013, the Company and Dutchess Opportunity Fund, II, LP (“Dutchess”) entered into an Investment Agreement and a Registration Rights Agreement, which provides for the investment by Dutchess of up to $25 million over a period of 36 months. Under the terms of the Investment Agreement and Registration Rights Agreement, Dutchess will purchase common stock of the Company, subject to and wholly conditioned upon the Company filing an S-1 registration statement to register the shares acquired by Dutchess and the registration statement of the shares being declared effective by the Securities and Exchange Commission. The Investment Agreement sets forth the terms and conditions under which Dutchess will purchase the common stock of the Issuer and other material conditions to the agreement between the parties. As of September 30, 2017 there has been no funding under the agreement.

Common Stock

The Company has authority to issue fifty million (50,000,000) common with a par value of $.001 of which 1,015,286 have been issued.

On July 17, 2017, the company authorized increasing the number of Convertible Preferred Stock by 44,351,250 shares pursuant to its reverse merger with FV Corp effective on June 26, 2017.

No holder of shares of stock of any class is entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Total common shares issued and outstanding at September 30, 2017 were 45,366,536 and December 31, 2016 were 1,015,286.

If the Series A Convertible Preferred Stock was converted into common shares that would add additional shares of common stock of 52,500,000 as of September 30, 2017, more than the 50,000,000 shares of common stock currently authorized. It is the current intention of the Company following the filing of this report on Form 10-Q and thereafter when the Company becomes current in all SEC filings to file an Information Statement on Schedule 14C to, among other things, increase the number of authorized shares of Common Stock to one billion shares.

Preferred stock

The Company amended its Articles of Incorporation in May 2013 and subsequently has authority to issue ten million (1,000,000) Series A Convertible Preferred with a par value of $10.00, of which 9,685 shares have been issued as of September 30, 2017. This class of stock may be convertible into common shares at the rate of one share of Series A Convertible Preferred for 1,000 shares of common. There are no liquidation preferences over common shares, but the Series A Convertible Preferred may be voted as if converted and are entitled to dividend treatment as if converted to common. Series A Convertible Preferred may be converted to common shares at any time after one year from the date of issuance at the option of the holder.

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

On July 17, 2017, the company authorized increasing the number of Convertible Preferred Stock by 4,435.125 shares pursuant to its reverse merger with FV Corp effective on June 26, 2017.

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

Total preferred shares, series A, issued and outstanding as of September 30, 2017 and December 31, 2016 were 5,250 for both periods.

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

The following discussion of our financial condition and results of operations as of September 30, 2017 should be read in conjunction with our financial statements and the related notes as provided under Item 1. With respect to the discussion within this Item 2, the terms “Sputnik,” “we,” “us,” and “our” refer to Sputnik Enterprises, Inc.

Overview

Sputnik Enterprises now operates ‘the football co.’ as a division of the company which is based on the acquired business model of FV Corporation. We plan to file a Form 14C rebranding the company to ‘the football co.’ and changing the ticker symbol in either Q4 2017 or Q1 2018. Our business model consists of multi-club ownership of professional soccer clubs around the world, a fan engagement platform branded as ‘digital fc’ that we will resell to global clubs, leagues, federations and governing bodies and a player development platform focused on the ages of 3-9 through both physical facilities and remote training through apps.

During the next twelve months we anticipate incurring costs related to:

i.	filing Exchange Act reports, and

ii.	operations related to pursuing our business model including, but not limited to, meetings, travel, meals & entertainment, research, legal, accounting and other related costs of targeting acquisitions, and

iii.	cash and/or stock based consideration of acquisition targets

We believe we will be able to continue to meet the reporting costs through use of funds loaned to or invested in us by our stockholders, management or other investors; but we anticipate needing up to $250,000,000 to fully execute our business model in the form of debt and/or equity. We will need to engage investment bankers to raise capital in the form of debt and/or equity for acquisitions. In the event we are not successful raising capital through investment banks, we will then approach the private equity and/or venture capital markets and as a fall back to that consider crowdfunding opportunities. However, we have no contract, agreement or commitment for such loans or for any additional financing and there is no assurance that we will ever receive such loans or such other financing.

Results of Operations

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016

Our net loss for the three months ended September 30, 2017 was $35,140 which was an increase of $29,832 over our net loss for the three months ended September 30, 2016, which was $5,308. The increase was primarily due to increased legal and professional fees and other general and administrative costs.

Nine Months Ended September 30, 2017 compared to the nine months ended September 30, 2016

Our net loss for the nine months ended September 30, 2017 was $80,247 which was an increase of $48,226 over our net loss for the nine months ended September 30, 2016, which was $32,021. The increase was primarily due to increased legal and professional fees and other general and administrative costs.

Liquidity

For the three months ended September 30, 2017, we had net cash used in operations of $18,932.

On September 30, 2017, we had total assets of $148,806 compared to assets of $26,136 at December 31, 2016.

We had total liabilities of $1,463,121 as of September 30, 2017, which consisted of notes payable, related party of $422,355, accounts payable and accrued expenses of $94,165, accrued interest of $76,556 and advance from shareholder of $5,000. At December 31, 2016 we had total liabilities of $1,001,939 which consisted of accounts payable and accrued expenses of $53,984, notes payable, related party of $79,384, accrued interest of $49,370 and accrued compensation and payroll taxes of $728,947.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016

Our net loss for the three months ended September 30, 2017 was $35,140 which was an increase of $29,832 over our net loss for the three months ended September 30, 2016, which was $5,308. The increase was primarily due to increased legal and professional fees and other general and administrative costs.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2017.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2017.

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

SPUTNIK ENTERPRISES,INC.

Date: November 20, 2017	By:	/s/ Anthony Gebbia
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Anthony Gebbia	Anthony Gebbia	Principal Executive Officer, Principal Financial Officer and Principal Accounting officer	November 20, 2017

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

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

